Form 10-K
period 2013-12-31
Relypsa Inc
filed 2014-03-19
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36184

RELYPSA, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0893742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Saginaw Drive

Redwood City, CA 94063

(Address of principal executive offices) (Zip Code)

(650) 421-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	The NASDAQ Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 1, 2014, the registrant had 29,714,718 shares of common stock outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the timing of submitting a New Drug Application for patiromer to the United States Food and Drug Administration, and the clinical trials to be included in our NDA for patiromer;

•	the potential market opportunities for commercializing patiromer;

•	our expectations regarding the potential market size and the size of the patient populations for patiromer, if approved for commercial use;

•	our expectations regarding the timing of reporting results from our Phase 1 onset-of-action trial for patiromer, including the value of the information we expect to receive from the Phase 1 onset-of-action trial relating to the timing of when patiromer starts lowering serum potassium levels;

•	our expectations regarding the meaning and utility of our exploratory endpoints from our pivotal trial;

•	estimates of our expenses, future revenue, capital requirements, sufficiency of capital resources and our needs for additional financing;

•	our expectations regarding the number of nephrologists and cardiologists that we plan to target;

•	the likelihood of regulatory approvals for patiromer;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials and nonclinical testing;

•	the implementation of our business model, strategic plans for our business and technology;

•	our expectations regarding our future costs of goods;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering patiromer and our drug discovery platform technology;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.	Business.

Overview

We are a pharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. We have completed our two-part pivotal Phase 3 trial of our lead product candidate, patiromer, for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The design of this pivotal Phase 3 trial was agreed to under a special protocol assessment, or SPA, with the United States, or U.S., Food and Drug Administration, or FDA. Each part of this trial met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. We expect to submit a New Drug Application, or NDA, with the FDA, in the third quarter of 2014. Patiromer is a non-absorbed, optimized potassium binding polymer administered as a convenient oral suspension powder. In our clinical program, we have observed that daily administration of patiromer lowered, and maintained control of, serum potassium levels into the normal range in hyperkalemic subjects and was well tolerated. We have global royalty-free commercialization rights to patiromer, which has intellectual property protection in the U.S. until at least 2030. If approved by the FDA, we plan to commercialize patiromer for the treatment of hyperkalemia in the U.S. with an approximately 100-person specialty sales force targeting nephrologists and cardiologists.

Hyperkalemia, which can present chronically or acutely, can lead to severe medical complications, including life-threatening cardiac arrhythmias and sudden death. Hyperkalemia is typically defined as a level of serum potassium, or potassium in the blood, greater than 5.0 milliequivalents per liter (mEq/L). Patients with serum potassium levels greater than or equal to 5.5 mEq/L, which we define as moderate-to-severe hyperkalemia, were found in an independent study to have a 10-fold increase in their mortality rate within 24 hours. Hyperkalemia occurs most frequently in patients with chronic kidney disease, or CKD, where the ability of the patient’s kidney to excrete potassium has been compromised. Treatment guidelines recommend the use of renin-angiotensin-aldosterone system, or RAAS, inhibitors, to preserve kidney function and delay the progression of renal failure to end stage renal disease, or ESRD; however, RAAS inhibitors have the well-recognized side effect of causing or worsening hyperkalemia, thereby limiting their use. In addition to CKD patients, hyperkalemia is also commonly observed in heart failure, or HF, patients, for whom RAAS inhibitors are indicated as a first-line treatment for hypertension and to avoid CKD progression and have demonstrated a decrease in cause mortality in the HF patient population.

In the U.S., the current treatment options for the chronic management of hyperkalemia are limited. These options include dietary potassium restriction, potassium-wasting diuretics or sodium polystyrene sulfonate, or SPS. SPS was first marketed in 1958 (e.g., Kayexalate®) and is currently the only drug on the market in the U.S. that is indicated for the treatment of hyperkalemia; however, it has a poor tolerability profile. SPS’ product labeling includes warnings of serious and potentially fatal gastrointestinal, or GI, side effects, and therefore we believe that its use as a daily treatment option over the long-term is limited. We believe that patiromer, if approved, would be the first drug approved for the treatment of hyperkalemia with a tolerability profile that enables chronic daily administration.

We believe a significant commercial opportunity exists for patiromer, and we plan to initially market patiromer in the U.S. to a subset of the approximately 7,000 nephrologists, as well as cardiologists associated with HF centers, who treat patients in one or more of the following categories:

•

Patients with existing moderate-to-severe hyperkalemia. We believe the prevalence of moderate-to-severe hyperkalemia (serum potassium level greater than or equal to 5.5 mEq/L) is between 20 to 40% in stage 3 and 4 CKD patients and HF patients. Therefore, we estimate that there are approximately 2.4 million CKD and HF patients in the U.S. with moderate-to-severe hyperkalemia being treated by a nephrologist or cardiologist. Many of these patients are being treated with RAAS inhibitors due to their benefits for CKD and HF patients. Based on our market research, approximately 80% of physicians surveyed indicated that they are likely to intervene with some form of treatment for hyperkalemia by the time a patient’s serum potassium level reaches 5.5 mEq/L. Accordingly, we view these patients as a readily identifiable initial patient population likely to be prescribed patiromer.

•	Patients with existing mild hyperkalemia. While physicians surveyed indicated that they are most likely to intervene with a treatment for hyperkalemia when a patient has a serum potassium level of greater than or equal to 5.5 mEq/L, approximately 40% of these physicians indicated that they would likely intervene with a treatment for hyperkalemia at a serum potassium level of less than 5.5 mEq/L, which we define as mild hyperkalemia. We believe that a safe, effective and well-tolerated daily use chronic therapy such as patiromer would be useful for patients in this category, in particular for those patients who have a history of recurrent episodes of hyperkalemia.

•	Patients not currently taking a RAAS inhibitor or who have had their RAAS inhibitor dose reduced to address their hyperkalemia. There are approximately 13.9 million stage 3 or 4 CKD patients and 3.7 million non-CKD HF patients in the U.S. We believe that 60 to 70% of these patients are treated by a nephrologist or cardiologist, and that the majority of these patients currently are not receiving RAAS inhibitors, or are receiving sub-optimal RAAS inhibitor dosing, in part because they have developed hyperkalemia from these treatments. As current CKD and HF treatment guidelines recommend the use of RAAS inhibitors to preserve kidney function in CKD patients and decrease all-cause mortality in HF patients, we believe that, with the introduction of a safe, effective and well-tolerated daily use chronic treatment option for hyperkalemia, physicians may increase their RAAS inhibitor usage in patients who have hyperkalemia by either maintaining their RAAS inhibitor therapy, increasing the doses of their RAAS inhibitor where indicated or by reinitiating RAAS inhibitor medications. Our market research indicates that for about 90% of nephrologists, hyperkalemia is the top concern with RAAS inhibitor therapy, and that about 90% of specialist physicians would use a drug with patiromer’s clinical profile in this type of patient. We believe that patiromer would provide physicians with an important tool to treat such hyperkalemia in this patient population.

Daily administration of patiromer has been observed by us in our clinical program to lower, and maintain control of, serum potassium levels while maintaining an acceptable safety and tolerability profile. Our completed two-part pivotal Phase 3 trial was agreed to under an SPA with the FDA. The primary and secondary endpoints for both parts of this trial were met, with the results being both statistically significant and clinically meaningful. In addition to our pivotal Phase 3 trial, our development program consists of four completed Phase 2 trials (including a long-term Phase 2b trial), two completed Phase 1 trials and one ongoing Phase 1 onset-of-action trial. We observed from our clinical trial program that patiromer was well tolerated across the trial populations, which included healthy volunteers, hemodialysis subjects, HF subjects and CKD subjects. Across all of our trials, no drug-related serious adverse events were reported, and the most commonly reported adverse events were mild-to-moderate GI symptoms. In our completed Phase 3 and Phase 2b trials, we observed that patiromer, when administered in pre-dialysis CKD subjects on RAAS inhibitors:

•	Provided statistically significant and clinically meaningful reductions in serum potassium levels, meeting the primary efficacy endpoints in each trial;

•	Reduced serum potassium levels into the normal range in the substantial majority of subjects;

•	Significantly reduced the recurrence of hyperkalemia in subjects after serum potassium levels were controlled compared to subjects taking placebo; and

•	Maintained average serum potassium within the normal range for up to 1 year, demonstrating the ability of patiromer to control serum potassium over the long term.

Patiromer was developed using our proprietary polymer drug discovery technology, which is a high throughput screening platform for therapeutic drugs, and allows us to create and test non-absorbed polymers that will selectively bind in the GI tract moieties to treat disorders in the areas of renal, cardiovascular and metabolic disease.

Our Strategy

Our strategy is to develop and commercialize a product portfolio of novel therapeutics to treat disorders in the areas of renal, cardiovascular and metabolic diseases. The key elements of our strategy are to:

•	Obtain FDA approval to market our lead product candidate, patiromer for the treatment of hyperkalemia. We have completed our two-part pivotal Phase 3 trial, which was designed and agreed to by the FDA under an SPA. Both parts of this trial met primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. Our pivotal Phase 3 trial, our long-term Phase 2b treatment trial and our Phase 1 onset-of-action trial, together with our five completed Phase 1 and Phase 2 trials, will be included in our NDA, which we expect to submit to the FDA in the third quarter of 2014.

•	Commercialize patiromer in the U.S. If approved, we plan to commercialize patiromer with a U.S.-based sales force of approximately 100 sales representatives focused on a subset of the approximately 7,000 nephrologists, as well as cardiologists associated with a targeted group of major HF centers, treating our patient populations of interest. We estimate that specialist physicians treat 60 to 70% of stage 3 or 4 CKD patients and HF patients. Many of these patients have hyperkalemia due to their compromised kidney function and/or use of RAAS inhibitors, or have a history of multiple episodes of hyperkalemia. We believe that patiromer will be a useful chronic therapy for these patients to treat their hyperkalemia, whether due to underlying CKD or the use of RAAS inhibitors.

•	Leverage our commercial and research infrastructure to create a pipeline over time. Over time, we intend to build a pipeline of products using our proprietary polymer drug discovery technology, which targets indications susceptible to treatment by non-absorbed binders in the GI tract and/or by selectively pursuing the in-licensing or acquisition of additional compounds that would be commercially synergistic with patiromer. For example, we have developed a pre-clinical candidate, RLY6002, which is currently being evaluated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus (T2DM).

Attributes of Patiromer

We believe patiromer has the following attributes that support its potential use as a chronic daily treatment for hyperkalemia:

1)	Patiromer, if approved, will have been demonstrated to safely and effectively lower and maintain serum potassium levels. In Part A of our two-part pivotal Phase 3 trial and in the treatment initiation phase of our Phase 2b trial, our key observations were that patiromer, when administered in predialysis CKD subjects on RAAS inhibitors, provided statistically significant and clinically meaningful reductions in serum potassium levels (p<0.001 in both trials), meeting the primary efficacy endpoints in each trial. Top line data from both our Phase 2b trial and Part A of our pivotal Phase 3 trial showed that 86-90% and 76% of subjects had their serum potassium in the normal range at Week 52 and Week 4, respectively. In addition, statistically significant top line data from Part B of our Phase 3 trial showed that when patiromer was withdrawn after having controlled serum potassium in Part A, significantly more placebo subjects than patiromer subjects developed recurrent hyperkalemia. These positive results from the second part of the Phase 3 trial support chronic dosing with patiromer in order to reduce the recurrence of hyperkalemia. Notably, all subjects in these trials were on RAAS inhibitor therapy, which is known to raise serum potassium levels.

Pivotal Phase 3 Trial—Part A Results

Pivotal Phase 3 Trial—Part B Results

*	Or earlier time point if subject first had serum potassium < 3.8 mEq/L or ≥ 5.5 mEq/L

Statistical significance is denoted by p-values in the figures above. The p-value is the probability that the reported result was achieved purely by chance (e.g., a p-value <0.001 in the Pivotal Phase 3 Trial—Part A Results chart means that there is a less than a 0.1% chance that the reduction in serum potassium level from baseline to week 4 was purely due to chance and, similarly, a p-value <0.001 in the Pivotal Phase 3 Trial—Part B Results chart means that there was a less than a 0.1% chance that the difference in median change in serum potassium between the placebo subjects and patiromer subjects was purely due to chance).

2)	We believe that patiromer, if approved, would be the first drug approved for the treatment of hyperkalemia with a tolerability profile that enables chronic daily administration. Patiromer was observed to have an acceptable safety profile and was well tolerated over the 52 week-treatment period. In the completed trials, the most commonly reported adverse events were mild-to-moderate GI symptoms. No serious adverse events were assessed as related to patiromer. In contrast, the product labels of existing potassium-binding treatment options, such as SPS, include warnings of severe GI side effects which can be fatal and include GI necrosis, bleeding and perforation. Additionally, as shown in the graph below, the positive Phase 3 results are supported by top line results from the 52-week Phase 2b trial, which also demonstrated statistically significant and clinically meaningful reductions in serum potassium at 4 weeks (the primary endpoint), with 86-90% of subjects having their serum potassium in the normal range at week 52, demonstrating the ability of patiromer to control serum potassium over the long term.

Phase 2b Trial—One Year Efficacy Results

3)	Patiromer was easily taken by subjects in our studies. Patiromer is an odorless, free flowing powder that is conveniently mixed with water. During our trials, very few subjects reported problems taking the medication, and approximately 64% of subjects completed one year of treatment in our long-term Phase 2b trial.

Background of Potassium Regulation and Hyperkalemia

Potassium is an essential dietary mineral. Potassium is essential because it is the main cation that functions both inside and outside of cells to facilitate a number of physiological actions, including membrane activation (important for the propagation of electrochemical signaling between neurons), ion and solute transport (or moving ions or solutes through the cell wall), and the regulation of cell volume. A cation is an atom that has lost one or more electrons and, as a result, has a net positive charge or an available site for sharing electrons, which allows it to bond to other atoms. Approximately 98% of potassium in the body resides inside cells, or intracellular, and about 2% of total body potassium is in the blood, or extracellular and potassium can shift back and forth from extracellular to intracellular compartments. Due to this central role in cell physiology, a stable equilibrium of potassium, or potassium homeostasis, in the normal range is essential. Although clinical definitions and laboratory assays have some variability, we define the normal range of serum potassium level to be 3.8 to 5.0 mEq/L.

Potassium homeostasis in the body is achieved through a balance of absorption and excretion processes. Absorption of potassium from the diet is passive, occurring in the small intestine, while excretion of potassium is mostly a regulated active process. Since dietary potassium may vary considerably from day to day, it is necessary to increase potassium excretion when dietary potassium is high and decrease excretion when dietary potassium is low. Excretion in response to variable potassium intake is primarily handled by the kidneys, which excrete 90 to 95% of the absorbed dietary potassium, with the remaining 5 to 10% excreted in the colon. When renal function is impaired, the body adapts to reduced renal excretion of potassium by increasing the amount of colonic potassium secretion. Additionally, the elevation in the blood potassium concentration decreases the ratio of intracellular to extracellular potassium. The lowering of this ratio leads, partially, to electrical signals failing to pass through the cell membrane (cell depolarization).

Hyperkalemia is defined as a serum potassium level greater than 5.0 mEq/L. Based on our research, approximately 80% of physicians surveyed indicated that they are most likely to intervene with some form of treatment for hyperkalemia by the time serum potassium levels reach 5.5 mEq/L, and we define moderate-to-severe hyperkalemia as a serum potassium level greater than or equal to 5.5 mEq/L. Given the processes that maintain potassium balance, hyperkalemia can result from either shifts in the balance of potassium in the extracellular and intracellular fluid compartments or from decreased excretion by the kidneys. This in turn can cause muscle weakness, paralysis and life-threatening effects on cardiac conduction, along with arrhythmias, such as ventricular fibrillation, and sudden death. Because hyperkalemia can precipitate life-threatening arrhythmias, the treatment of elevated serum potassium levels represents a clinically important goal. In fact, in an independent 2009 retrospective analysis of veteran records by Einhorn et al., patients with moderate-to-severe hyperkalemia were found to have a 10-fold increase in their mortality rate within 24 hours.

Causes and risk factors for hyperkalemia include reduced renal function, diabetes, extensive soft tissue injury, age, high dietary potassium intake, and the use of medications such as RAAS inhibitors. The majority of hyperkalemia cases are precipitated by reduced potassium excretion caused by renal insufficiency and, in an independent article in the New England Journal of Medicine published in 2004, approximately three-fourths of hyperkalemia cases were associated with renal failure. In addition, while RAAS inhibitors were shown to reduce CKD progression and HF mortality in landmark clinical trials, they are particularly prone to inducing hyperkalemia.

Importance of Treatment of CKD and HF patients with RAAS Inhibitors

RAAS inhibitor therapy is a particularly important treatment option in patients with CKD and HF. RAAS inhibitors are a first line treatment for hypertension and to delay CKD progression under widely accepted treatment guidelines such as the National Kidney Foundation’s Kidney Disease Outcomes Quality Initiative, or KDOQI, and the American College of Cardiology and the American Heart Association, or ACC/AHA, and are recommended in the majority of patients with CKD and/or HF. RAAS inhibitors have been shown through outcomes studies to preserve kidney function and delay the time to ESRD in CKD patients and decrease all-cause mortality in HF patients. In particular, a study published in a 2001 article in the New England Journal of Medicine of type 2 diabetic patients administered the RAAS inhibitor losartan showed a 28% reduction in progression to ESRD, after an average follow up of 3.4 years, corresponding to an approximate 2 year delay to ESRD. However, the adoption of these treatments has been limited in many cases by hyperkalemia.

In HF management, hyperkalemia also prevents usage of medications that have proven, major clinical benefit. A subset of RAAS inhibitors called aldosterone antagonists, or AAs, which includes both spironolactone and eplerenone, when added to standard HF therapy provide significantly improved cardiac outcomes in patients with class 3 and 4 HF. Both morbidity and mortality is improved with the use of AAs and they have been shown to work in the post myocardial infarction setting. In the widely cited RALES study published in the New England Journal of Medicine in 1999, severe HF patients receiving a daily 25 mg dose of spironolactone were found to have a 30% reduction in the risk of death and a 35% reduction in frequency of hospitalization for worsening heart failure, in each case, as compared to patients administered placebo over a 24-month period. The 2004 New England Journal of Medicine article also describes the increased use of spironolactone, as well as significant increases in hospitalization for hyperkalemia and mortality. The HF patients most at risk for hyperkalemic complications are those with impaired renal function.

Physicians have indicated that they are caught in the dilemma of choosing to treat their HF and CKD patients with RAAS inhibitors, thereby running the risk of inducing a life-threatening hyperkalemic state or avoiding these drugs and depriving patients of the morbidity and mortality benefits RAAS inhibitors confer. To manage this dilemma, both HF and CKD guidelines developed by expert clinicians, as well as the drug labels, advise dose reduction or discontinuation of the RAAS inhibitors if a patient develops hyperkalemia. These dose modifications may limit the use of these important medications and could potentially reduce the number of patients who can benefit from them. In many cases, just the risk that hyperkalemia might develop prevents physicians from prescribing RAAS inhibitors for patients that could likely benefit from their use.

We believe hyperkalemia is the leading factor in decisions by physicians to avoid use of RAAS inhibitor therapy or to limit the dosage of RAAS inhibitor medication to a sub-optimal level. Based on our market research, we believe that the majority of patients seen by a nephrologist or cardiologist in the U.S. for whom a RAAS inhibitor is indicated are not receiving any RAAS inhibitor therapy or are receiving sub-optimal doses of RAAS inhibitor therapy.

The table below outlines selected hyperkalemia statements and warnings on the labels of certain well-known RAAS inhibitors:

RAAS Product	2012 U.S. Retail Total Prescriptions	Selected FDA Labeled Hyperkalemia Statements or Warnings[1]
Aldosterone Antagonists (AAs)
Spironolactone	11.3 million	Aldactone® Label: Hyperkalemia may be fatal. It is critical to monitor and manage serum potassium in patients with severe heart failure receiving Aldactone. Discontinue or interrupt treatment for serum potassium greater than 5 mEq/L.

Eplerenone	0.3 million	Inspra® Label: Serum potassium should be measured before initiating Inspra therapy, within the first week, and at one month after the start of treatment or dose adjustment. Serum potassium should be assessed periodically thereafter. Decrease treatment if serum potassium is 5.5 to 5.9 mEq/L. Withhold treatment if serum potassium is greater than or equal to 6.0 mEq/L.

Angiotensin-Converting-Enzyme Inhibitors (ACE Inhibitors)
Enalapril Quinapril	11.2 million 4.2 million	Vasotec®/Accupril® Label: Risk factors for the development of hyperkalemia include renal insufficiency, diabetes mellitus, and the concomitant use of potassium-sparing diuretics[2], potassium supplements and/or potassium-containing salt substitutes, which should be used cautiously, if at all, with Vasotec/Accupril.

Angiotensin Receptor Blockers (ARBs)
Irbesartan	3.0 million	Avapro® Label: In one study of 1,715 patients with type 2 diabetes, hypertension and nephropathy, the percent of patients with hyperkalemia (serum potassium greater than 6 mEq/L) was 18.6% in the Avapro group versus 6.0% in the placebo group.

Telmisartan	1.8 million	Micardis® Label: Hyperkalemia may occur in patients on ARBs, particularly in patients with advanced renal impairment, heart failure, on renal replacement therapy, or on potassium supplements, potassium-sparing diuretics[1], potassium-containing salt substitutes or other drugs that increase potassium levels. Consider periodic determinations of serum electrolytes, particularly in patients at risk.

Losartan	27.1 million	Cozaar® Label: Electrolyte imbalances are common in patients with renal impairment, with or without diabetes, and should be addressed. In a clinical study conducted in type 2 diabetic patients with proteinuria, the incidence of hyperkalemia was higher in the group treated with losartan potassium tablets as compared to the placebo group; however, few patients discontinued therapy due to hyperkalemia.

(1)	As of September 2013.
(2)	Examples of potassium-sparing diuretics include spironolactone and eplerenone.

Limitations of Current Treatment Options for Hyperkalemia

In the U.S., current treatment options for the chronic management of hyperkalemia are limited. These options include dietary potassium restriction, potassium-wasting diuretics or SPS. Dietary potassium restriction is difficult due to the ubiquitous presence of potassium in foods. Because fat, carbohydrates (in diabetics), sodium and phosphorus tend to be restricted in CKD patients, the addition of a potassium restriction severely limits food options for these patients, which results in significant patient compliance issues. Diuretics, a mainstay for managing sodium, water balance and hypertension, are highly efficient at removing potassium in patients with normal renal function; however, the effectiveness of these drugs is greatly diminished in patients with CKD. SPS drugs are currently the only drugs approved by the FDA for the treatment of hyperkalemia; however, their product labeling calls attention to serious and potentially fatal GI effects.

SPS’ product labeling includes warnings of serious and potentially fatal GI side effects, such as intestinal necrosis and GI bleeding and perforation. Certain publications in the medical and scientific literature indicate that SPS may not adequately lower serum potassium levels unless administered with sufficient amounts of sorbitol to induce diarrhea. However, SPS’ product labeling warns against concurrent use of sorbitol due to the increased risk of these serious GI side effects. Furthermore, intestinal re-absorption of sodium during SPS treatment can aggravate hypertension and fluid retention.

The discontinuation or reduction in the dose of RAAS inhibitors, which are indicated for renal and cardiovascular outcome benefits in CKD and HF patients, is common for patients who show abnormally elevated serum potassium levels.

Key Properties of Patiromer

Patiromer is a non-absorbed, potassium-binding polymer being developed for the treatment of hyperkalemia. Patiromer is formulated as a dry, odorless powder that is filled into packets, a well-established configuration for the dosing of polymer drugs, and is easily suspendable in small amounts of water. Patiromer is designed for the binding and removal of potassium from the GI tract, particularly the colon. We are developing patiromer to be administered orally twice a day at daily doses ranging from 8.4 grams to 50.4 grams, with the starting doses for the Phase 3 program at 8.4 grams/day for patients with a serum potassium level at baseline in the range of 5.1 to 5.5 mEq/L and 16.8 grams/day for patients with a serum potassium level at baseline above 5.5 mEq/L.

We have designed patiromer to efficiently bind and remove potassium secreted into the colonic lumen to reduce serum potassium levels, thereby treating hyperkalemia. Patiromer is insoluble in typical solvents and passes through the GI tract without degradation. Based on in vitro studies, patiromer has approximately twice the total potassium binding capacity of SPS. Unlike SPS, the exchange cation for patiromer is not sodium, thereby removing risks related to fluid retention or hypertension caused by sodium. Moreover, patiromer does not require co-administration with a laxative, which may lead to better GI tolerability compared to SPS. The following graphic illustrates the binding and removal of potassium by patiromer as well as compromised renal function, shown as a reduced glomerular filtration rate, or GFR, along with RAAS inhibitor therapy, which can trigger hyperkalemia:

Patiromer is substantially in a spherical bead form, having an average diameter of about 100 micrometers, which is too large to be absorbed into the body. As a bead, patiromer has good bulk flow properties, with a lower viscosity and higher yield stress than polymeric drugs that are made as a bulk to be ground into a powder, such as SPS. We believe the flow properties of patiromer lead to fewer GI tract adverse events.

Patiromer Clinical Development Program

We have conducted a robust clinical development program, in which daily administration of patiromer has been observed by us to lower, and maintain control of, serum potassium levels while maintaining an acceptable tolerability profile. Top line data from the first part, Part A, of our pivotal Phase 3 trial showed clinically meaningful reductions in serum potassium that were statistically significant, with 76% of subjects having their serum potassium in the normal range at week 4. In addition, statistically significant top line data from the second part of the trial, Part B, showed that when patiromer was withdrawn after having controlled serum potassium in Part A, significantly more placebo subjects than patiromer subjects developed recurrent hyperkalemia. We believe that the positive results from both parts of the trial demonstrate that patiromer is an effective treatment for hyperkalemia and reduces the recurrence of hyperkalemia, thereby supporting chronic dosing in order to maintain serum potassium levels in the normal range. These positive Phase 3 results are supported by top line results from the 52-week Phase 2b trial which also demonstrated statistically significant and clinically meaningful reductions in serum potassium at 4 weeks, with 86% to 90% of subjects having their serum potassium in the normal range at 52 weeks, demonstrating the ability of patiromer to control serum potassium over the long term.

Our pivotal Phase 3 trial was conducted under an SPA and was comprised of two parts: an open-label treatment phase (Part A) and a placebo-controlled, randomized withdrawal phase (Part B). As part of the SPA, each part of the trial is intended to serve as one of two pivotal trials required for NDA submission. Part A, which met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful, was designed to assess the safety and efficacy of patiromer in the treatment of hyperkalemia and Part B, which also met both the primary and secondary efficacy endpoints, was designed to assess what happens after hyperkalemia is brought under control, and treatment with patiromer is subsequently removed.

Clinical Program Overview

The table below summarizes our clinical development program for patiromer, which began with two Phase 1 studies in healthy volunteers. Following the first two Phase 1 studies, a Phase 2a proof-of-concept study was performed in hemodialysis subjects to assess the ability of patiromer to lower serum potassium levels. We then continued the Phase 2 program with two prevention-of-hyperkalemia studies in HF subjects both with and without CKD. In the prevention trials, subjects with normal serum potassium levels, or normokalemic subjects, were given patiromer together with a RAAS inhibitor with the objective of demonstrating that patiromer prevents hyperkalemia from developing when co-administered with a RAAS inhibitor. Following the prevention studies, a long-term Phase 2b treatment-of-hyperkalemia trial was completed in CKD subjects. In this 52-week treatment trial, subjects with hyperkalemia were treated with patiromer to reduce their serum potassium levels into the normal range. We have also completed a two-part pivotal Phase 3 trial under an SPA and completed patient enrollment in a Phase 1 onset-of-action trial in February 2014.

The indication we plan to seek approval for is the treatment of hyperkalemia. The NDA will include the pivotal Phase 3 trial (RLY5016-301), the long-term Phase 2b treatment trial (RLY5016-205) and the Phase 1 onset-of-action trial (RLY5016-103), together with our five completed Phase 1 and Phase 2 trials.

Patiromer Clinical Development
Trial	Subjects (active/ placebo)	Objectives	Status	Selected Results
Phase 1 Trials
RLY5016-101	33 (25/8)	Safety and tolerability of single and multiple doses of patiromer. Effects on urinary and fecal potassium excretion.	Completed	• Significant dose-dependent increase in fecal potassium excretion at doses of 15–60 grams/day compared with placebo. • Corresponding decrease in urinary potassium excretion. • Well-tolerated.

RLY5016-102	12 (12/0)	Pharmacological activity/safety of TID, BID and QD dosing of patiromer.	Completed	• Significant increase in fecal potassium excretion and a concomitant decrease in urinary potassium excretion across the QD/BID/TID dosing regimen.

RLY5016-103	15 (15/0)	Time to onset of potassium-lowering action in subjects with CKD and hyperkalemia.	Ongoing (Patient enrollment completed in February 2014)	• Results expected first half of 2014.

Phase 2a Proof-of-Concept Trial
RLY5016-201	6 (6/0)	Efficacy/safety of a fixed-dose of patiromer in subjects with hyperkalemia despite receiving hemodialysis 3 times weekly.	Completed	• Patiromer was pharmacologically active in reducing serum potassium levels and was well-tolerated.

Phase 2 Prevention Trials
RLY5016-202 (PEARL-HF)	105 (56/49)	Efficacy/safety in preventing hyperkalemia in HF patients on a RAAS inhibitor.	Completed

•     Statistically significant difference in mean serum potassium levels for those subjects on patiromer versus placebo.

•     Patiromer reduced incidence of hyperkalemia.

•     A significantly greater percentage of HF subjects on patiromer were able to increase the dose of the spironolactone compared to subjects on placebo.

RLY5016-204	63 (63/0)	Efficacy/safety of a titration regimen in preventing hyperkalemia in subjects with HF and CKD on a RAAS inhibitor.	Completed	• When titrated, patiromer provided reliable control of serum potassium levels in over 90% of subjects.

Patiromer Clinical Development
Trial	Subjects (active/ placebo)	Objectives	Status	Selected Results
Phase 2b Treatment Trial
RLY5016-205 (AMETHYST-DN)	306 (306/0)	• Efficacy/safety in treating hyperkalemia in CKD patients. • Determination of starting dose. • Long-term safety in chronic treatment.	Completed

Treatment Initiation Period:

•     Met primary endpoint, statistically significant reduction in mean serum potassium at week 4.

Long-term Maintenance Period:

•     Significant majority of subjects in normal range at 52 weeks.

Pivotal Phase 3 Trial
RY5016-301	Part A: 243/0 Part B: 107 (55/52)

Part A:

To evaluate the efficacy and safety of patiromer for the treatment of hyperkalemia.

Part B:

•     To evaluate the effect of withdrawing patiromer on control of serum potassium levels.

•     To assess whether chronic treatment with patiromer prevents the recurrence of hyperkalemia.

•     To provide placebo-controlled safety data.

Completed

Part A:

•     Met primary endpoint: statistically significant reduction in mean serum potassium at week 4.

Part B:

•     Met primary endpoint: Statistically significant difference between patiromer and placebo in the change from baseline in serum potassium.

•     Met secondary endpoints: Significantly higher recurrence of hyperkalemia, after being controlled in Part A, in placebo as compared to patiromer.

Patiromer is currently administered according to the amount of polymer anion, which is the active form. Prior to our pivotal Phase 3 trial, we utilized a different nomenclature describing the dosing of subjects based on the amount of polymer anion plus calcium. Accordingly, an 8.4 gram dose of patiromer in the pivotal Phase 3 trial and our ongoing Phase 1 trial is equivalent to a 10 gram dose in our prior clinical trials. References to dosing correspond to the actual dosing regimen utilized in the respective trials.

Safety and tolerability data from those completed trials for which full results are available indicate that patiromer appears to be safe and well-tolerated. Adverse events potentially related to patiromer for which full results are available have primarily been mild-to-moderate GI symptoms in approximately 20% of subjects, the most common of which were constipation or diarrhea in approximately 5-10% of subjects. In addition, small reductions in serum magnesium levels were seen within the first two weeks of treatment, which remained stable thereafter, and without symptoms being observed. All serious adverse events reported thus far have been assessed as unrelated to patiromer by the study investigators and by us.

Phase 1 Trials

•

RLY5016-101 (completed): In this first trial, healthy volunteers received either a fixed dose of patiromer or placebo. The primary trial objective was to assess the safety and tolerability of single and multiple doses of patiromer. The secondary objective was to assess the effects of patiromer on urinary and fecal potassium excretion. This trial demonstrated that administration of patiromer resulted in a significant, dose-dependent, increase in fecal potassium excretion at doses of 15 to 60 grams/day compared with placebo, with a corresponding decrease in urinary potassium excretion. As expected for individuals with normal renal function, there was no change in serum potassium levels. This was the first study of patiromer to be conducted in humans. These dose responsive increases in fecal potassium and decreases in urinary potassium excretion provided a clear indication for the first time that patiromer was pharmacologically active. Single and multiple dose (up to three times a day) administration of patiromer was well-tolerated.

•	RLY5016-102 (completed): In this second completed Phase 1 trial, healthy volunteers were administered a daily dose of 30 grams of patiromer, either once a day (QD), twice a day (BID) or three times a day (TID), in order to assess the pharmacologic effects of different dosing regimens of patiromer on fecal and urinary potassium excretion. The results demonstrated a significant increase in fecal potassium excretion and a concomitant decrease in urinary potassium excretion across the QD/BID/TID dosing regimens, indicating these are appropriate dosing intervals for administration of patiromer. Patiromer was well tolerated by all subjects.

•	RLY5016-103 (ongoing): Enrollment was completed in February 2014 in this third Phase 1 trial, an open-label, single arm trial that enrolled 25 patients. This trial was designed to evaluate the time-to-onset of the potassium-lowering action of patiromer in patients with hyperkalemia. The trial design included a three-day run-in period to control the dietary intake of potassium followed by a 48-hour treatment period and a 7-day post-treatment safety follow-up period. The change from baseline in serum potassium levels is assessed at multiple time points during the 48-hour treatment period. We expect to complete our analysis and announce data from this trial in the first half of 2014.

Phase 2a Proof-of-Concept Trial

•	RLY5016-201 (completed): This proof-of-concept trial was an open-label, multiple-dose trial in 6 hemodialysis subjects with serum potassium levels greater than or equal to 5.5 mEq/L despite receiving hemodialysis 3 times weekly. This was the first trial to be conducted after the completion of the initial Phase 1 trial in healthy volunteers, and showed that patiromer was pharmacologically active and was well tolerated in patients with impaired renal function.

Phase 2 Prevention Trials

•	RLY5016-202 (PEARL-HF) (completed): This was a placebo controlled prevention trial in normokalemic subjects with HF with or without CKD. The objective of the trial was to demonstrate that, compared to placebo, a fixed daily dose of 30 grams of patiromer would prevent more subjects from developing hyperkalemia despite the use of higher doses of a RAAS inhibitor, specifically, the aldosterone antagonist, spironolactone. Entry criteria included a requirement that subjects have a normal serum potassium level at screening and baseline and that subjects either had an estimated GFR less than 60 mL/minute, the onset of Stage 3 CKD, and/or had a history of hyperkalemia that led to discontinuation of a RAAS inhibitor or beta-blocker therapy. Randomized subjects were treated for four weeks. In the trial, the fixed dose of patiromer compared with placebo significantly reduced mean serum potassium levels within 48 hours, prevented hyperkalemia, and allowed a significantly greater percentage of HF subjects to increase the dose of spironolactone. The statistically significant difference between groups in serum potassium level was sustained throughout the trial despite the fact that subjects treated with patiromer received a higher mean dose of spironolactone compared with placebo. Spironolactone doses were able to be increased in significantly more patiromer-treated subjects than placebo: 91% vs. 74%, respectively (p=0.019).

The incidence of adverse events was higher in patiromer-treated subjects than in placebo-treated patients, the majority of which were GI symptoms. Adverse events were generally mild or moderate with one subject reporting severe flatulence. Serious adverse events were reported in 4 subjects, 2 in each treatment group, and all such events were assessed by the study investigators and by us as not related to the study drug. In general, there were no clinically meaningful treatment-related changes in most laboratory parameters. Hypokalemia (defined in this trial as a serum potassium level less than 3.5 mEq/L) occurred in 4 subjects (7%), none of whom had any complications related to hypokalemia. In addition to changes in serum potassium levels described earlier, there was a small decrease in the average serum magnesium levels in the patiromer group which was statistically different to the mean change from baseline in the placebo group. No potentially serious complications associated with low magnesium levels were reported by subjects in the trial.

•	RLY5016-204 (completed): The next Phase 2 prevention trial was designed to assess whether, in a similar population to the PEARL-HF study, initiating patiromer at a lower dose followed by a dose titration regimen, or varying of the dosage of patiromer required for maintaining serum potassium in the normal range, would lower the incidence of hypokalemia while still preventing hyperkalemia in subjects starting on the RAAS inhibitor, spironolactone. In this trial, all subjects had to have both HF and CKD. The results showed that at the end of 8 weeks, 91% of subjects had serum potassium levels in the range of 3.5 to 5.5 mEq/L and 84% had serum potassium levels in the range of 4.0 to 5.1 mEq/L. Using this improved dosing regimen, only 1 of 63 subjects (1.6%) developed hypokalemia. Fifty-seven percent of subjects reported at least one adverse event, with GI adverse events being the most frequently reported. Adverse events were mostly mild-to-moderate. Serious adverse events were reported in 10% of subjects and all such events were assessed by the study investigators as not related to the trial.

Phase 2b Treatment Trial

•	RLY5016-205 (AMETHYST-DN) (completed): This was an open-label, randomized, dose ranging trial to determine the optimal starting dose, efficacy and safety of patiromer in treating hyperkalemia. The trial enrolled 306 subjects and had two treatment periods with the following design:

In the 8-week Treatment Initiation Phase, subjects were eligible for enrollment in the trial if they had CKD and T2DM and were taking a RAAS inhibitor prior to screening. The subjects were assigned to stratum 1 (subjects with baseline serum potassium levels above 5.0 to 5.5 mEq/L) or stratum 2 (subjects with baseline serum potassium levels above 5.5 to less than 6.0 mEq/L) and given one of three different starting doses of patiromer depending on the stratum. All subjects were titrated to an individual patiromer dose based on their serum potassium levels. All subjects were eligible to continue into the 44-week Long-term Maintenance Phase and continued to receive patiromer, so that subjects were on patiromer for up to one year. Of the 306 subjects enrolled in the study, approximately 64% of subjects completed one year of treatment.

The primary efficacy endpoint for the Treatment Initiation Phase was the mean change from baseline in serum potassium levels at week 4 or at the time of the first patiromer dose titration if earlier. To select the starting doses for our pivotal Phase 3 trial, a dose finding interim data analysis was performed based on a pre-specified sample size of approximately 120 subjects who had completed the initial treatment period of the first 8 weeks of treatment. For the primary endpoint, each dose group in each stratum demonstrated statistically significant and clinically meaningful reductions in serum potassium levels, although there was no clear starting dose-dependent effect for most parameters. In the absence of a clear starting dose-dependent response to patiromer, we determined that the lowest effective dose tested was the appropriate starting dose for the Phase 3 trial. Based on the interim data, the starting doses selected for the Phase 3 program were 8.4 grams/day for subjects having a serum potassium level at baseline in the range of 5.1 to 5.5 mEq/L and 16.8 grams/day for patients having a serum potassium level at baseline above 5.5 mEq/L. In this dose finding interim analysis, the number of titrations was acceptable in each of the proposed starting doses, with most titrations occurring in the first two weeks.

Top line results for the Treatment Initiation Period show that patiromer as a treatment for hyperkalemia met the primary efficacy endpoint of the trial. Additionally, results from the Long-Term Maintenance Period demonstrated that patiromer maintained mean serum potassium within the normal range for up to one year, supporting persistence of the potassium lowering effect of patiromer over time. These clinically meaningful results provide supportive evidence for the efficacy, safety and tolerability of patiromer as a treatment for hyperkalemia when dosed twice daily over the long term.

Phase 2b Trial—Treatment Initiation Period

As shown in the graph above, in the Treatment Initiation Period, the primary endpoint was met with a statistically significant mean change in serum potassium from baseline to week 4 or time of first dose titration irrespective of the subjects’ serum potassium at baseline. For subjects with a baseline serum potassium above 5.0 to 5.5 mEq/L, the change from baseline in serum potassium was -0.47 mEq/L (95% CI -0.55, -0.40; p < 0.001). For subjects with a baseline serum potassium 5.5 to less than 6.0 mEq/L, the change from baseline in serum potassium was -0.92 mEq/L (95% CI -1.07, -0.78; p < 0.001). During the Treatment Initiation Period, statistically significant reductions from baseline in serum potassium were observed in each stratum at each study visit, including the first post baseline study visit two days after initiating treatment with patiromer.

Throughout the 44-week Long-Term Maintenance Period (following the 8-week Treatment Initiation Period), the mean serum potassium in both Stratum 1 and Stratum 2 remained in the target serum potassium range (3.8 to 5.0 mEq/L), as shown in the graph below. At week 52, the proportion of patients with a serum potassium in the target range was 85.5% in Stratum 1 (95% CI 78.7%, 90.8%) and 89.8% in Stratum 2 (95% CI 77.8%, 96.6%).

Phase 2b Trial—One Year Efficacy Results

Patiromer was well tolerated in this trial when dosed twice daily for up to one year. The most common adverse events were mild to moderate gastrointestinal symptoms, with constipation and diarrhea reported in 5-10% of patients. The incidence of gastrointestinal adverse events did not increase over time with chronic dosing. Mild to moderate hypomagnesemia was reported in less than 10% of patients. There were no reports of severe hypomagnesemia, with no subject experiencing a serum magnesium < 1.0 mg/dL. Over the 52-week period, less than 10% of subjects were withdrawn due to adverse events, including worsening chronic renal failure (2.6%), gastrointestinal events (1.6%) and hypokalemia (1.6%). Serious adverse events were reported in 15% of patients, and all such events were assessed by the trial investigators and us as not related to patiromer.

Pivotal Phase 3 Trial

•	RLY5016-301 (completed): The two-part pivotal Phase 3 trial was conducted under an SPA agreed upon with the FDA. The trial was designed with two parts, with each part serving as a pivotal trial:

Part A was a 4-week, single arm, single-blind, patiromer treatment phase and Part B was an 8-week, parallel group, single-blind placebo-controlled randomized withdrawal phase. Subjects were enrolled into Part A and were placed in Dose Group 1 if their screening serum potassium was equal to 5.1 to less than 5.5 mEq/L (starting dose 8.4 g/day), or in Dose Group 2 if their screening serum potassium was 5.5 to less than 6.5 mEq/L (starting dose 16.8 g/day). All subjects were titrated to an individual patiromer dose based on their serum potassium levels in order to achieve a serum potassium in the 3.8 to less than 5.1 mEq/L range. Subjects with a Part A baseline serum potassium level greater than or equal to 5.5 mEq/L and who were defined as responders at the end of Part A were eligible for randomization into Part B.

Part A was designed to demonstrate the safety and efficacy of patiromer in the treatment of hyperkalemia. Given that all subjects entering Part A of the trial were hyperkalemic at study entry, it was deemed unethical and unsafe to use a placebo control arm in this part of the trial. The primary endpoint for Part A was the change from baseline to week 4 in mean serum potassium levels. A target reduction in serum potassium level of at least 0.7 mEq/L (p < 0.05) for the Part A primary endpoint was agreed to with the FDA. Part A of the trial achieved both the primary and secondary efficacy endpoints. As shown in the graph below, the change in serum potassium from baseline to week 4 was a reduction of 1.01 mEq/L (95% confidence interval -1.07, -0.95), p < 0.001, which is statistically significant. Looking at the reduction in serum potassium by dose group, in Dose Group 1 the reduction in serum potassium was 0.65 mEq/L (95% confidence interval of -0.74, -0.55) and in Dose Group 2 was 1.23 mEq/L (95% confidence interval of -1.31, -1.16), both of which are statistically significant. For the secondary endpoint of Part A, the proportion of subjects with a serum potassium in the target range of 3.8 to < 5.1 mEq/L at week 4, 76% of subjects had their serum potassium in the normal range at week 4 (95% CI 70, 81), which is statistically significant.

Pivotal Phase 3 Trial—Part A Results

Adverse events were reported by 44% of subjects in Part A. The most common adverse events during Part A were mild to moderate gastrointestinal symptoms (19% of subjects), with mild to moderate constipation reported the most frequently (10% of subjects). Diarrhea and nausea were reported infrequently (3%). There were no reports of severe gastrointestinal events. Mean serum magnesium levels remained in the normal range, but physician-reported hypomagnesemia occurred in 3% of subjects. The lowest serum magnesium level observed during Part A was 1.2 mg/dL in one subject, which is classified as Grade 2 by the Common Terminology Criteria for Adverse Events. Physician reported hypokalemia occurred in 1% of the subjects in Part A. Other adverse events which occurred in 2% or greater of subjects in Part A included anemia, left ventricular hypertrophy, chronic renal failure, dyslipidemia, flatulence, decreased glomerular filtration rate and hyperglycemia, each of which occurred in between 2% and 2.5% of subjects in Part A. There were four serious adverse events, or SAEs, reported in Part A of the trial. All were assessed as unrelated to patiromer by the study investigator and by us. The four events each resulted in hospitalization and included: paroxysmal atrial fibrillation with tachyarrhythmia; a urinary tract infection with bacteremia and sub-therapeutic anticoagulant blood levels, and in the same subject, after study discontinuation, endocarditis; and worsening renal function.

Part B was designed to demonstrate that chronic administration with patiromer reduces the recurrence of hyperkalemia. Subjects with a baseline serum potassium level greater than or equal to 5.5 mEq/L at Part A enrollment and whose serum potassium level was controlled at week 4 of Part A were entered into Part B in order to maximize the ability of the trial to capture the full treatment effect of patiromer in treating hyperkalemia. The rationale for the use of a placebo control in this part of the trial was to provide a comparator for safety data evaluation and continued control of serum potassium level. Since subjects’ serum potassium levels were controlled upon randomization into Part B, use of a placebo control arm was ethical. The primary endpoint for the Part B trial is the difference between the patiromer and placebo groups in the change in serum potassium levels (p < 0.05). This change in serum potassium level was assessed by measuring the difference in potassium values measured at the start of the Part B period and at week 4 of the Part B period or earlier if changes to patiromer or RAAS inhibitor therapy was required to control rising serum potassium levels. If subjects developed recurrent hyperkalemia, defined as a serum potassium greater than or equal to 5.5 mEq/L during the first four weeks of Part B, then those randomized to patiromer increased the patiromer dose while those randomized to placebo decreased the RAAS inhibitor dose. If subjects developed recurrent hyperkalemia, defined as a serum potassium greater than or equal to 5.1 mEq/L during the second four weeks of Part B, then those randomized to patiromer increased the patiromer dose while those randomized to placebo decreased the RAAS inhibitor dose. Throughout the 8 weeks of Part B, if the patiromer dose increase or the RAAS inhibitor dose decrease did not control the recurrent hyperkalemia, then the RAAS inhibitor therapy was withdrawn. As shown in the graph below, Part B of the trial met this primary endpoint, with the difference between the placebo and the patiromer groups in the median change from Part B baseline in serum potassium equal to 0.72 mEq/L (95% CI 0.46, 0.97), p < 0.001.

Pivotal Phase 3 Trial—Part B Results

*	Or earlier time point if subject first had serum potassium < 3.8 mEq/L or ≥ 5.5 mEq/L

Differences between patiromer and placebo groups for the Part B secondary endpoints, the proportion of subjects who developed recurrent hyperkalemia, were also significant. The two secondary endpoints evaluated in Part B were the proportion of subjects in each group who developed recurrent hyperkalemia (defined as having a serum potassium ≥ 5.1 mEq/L and ≥ 5.5 mEq/L) after having been controlled on patiromer in Part A. More placebo subjects (91%) developed recurrent hyperkalemia with a serum potassium ≥ 5.1 mEq/L at any time during Part B than patiromer subjects (43%). This difference between groups of 48% (95% CI 33, 63) was statistically significant, p < 0.001. Also more placebo subjects (60%) developed recurrent hyperkalemia with a serum potassium ≥ 5.5 mEq/L at any time during Part B than patiromer subjects (15%). This difference between groups of 45% (95% CI 29, 61) was also statistically significant, p < 0.001.

The time to event curves above illustrate the cumulative proportion of subjects who develop a recurrent hyperkalemic event at any time by treatment group during Part B of the study. More placebo subjects developed recurrent hyperkalemia than patiromer subjects, and this occurred earlier and more rapidly in the placebo group compared to the patiromer group.

During Part B, a similar proportion of placebo (46%) and patiromer (47%) subjects reported at least one adverse event. More subjects in the patiromer group (13%) reported gastrointestinal adverse events than in the placebo group (6%). Constipation, diarrhea and nausea were each reported in 4% of patiromer subjects, with no placebo subjects reporting these symptoms. There were no severe gastrointestinal adverse events reported in the patiromer group, with one severe gastrointestinal event reported in the placebo group (mesenteric artery thrombosis as discussed below). Mean serum magnesium levels remained in the normal range in each group throughout Part B of the trial, but physician-reported hypomagnesemia occurred in 2% of subjects in each group, with no severe cases of hypomagnesemia reported. There was no physician-reported hypokalemia in Part B. The frequency of other commonly reported adverse events in the patiromer group were either similar to, or less than, the placebo group. Other adverse events which occurred in 2% or greater of subjects in Part B included headaches (8% placebo group; 4% patiromer group), increased hepatic enzyme (4% placebo group; 2% patiromer group), hyperkalemia (4% placebo group; 2% patiromer group), influenza (4% placebo group; 2% patiromer group), supraventricular extrasystoles (2% placebo group; 4% patiromer group), upper abdominal pain (2% placebo group; 2% patiromer group), insomnia (2% placebo group; 2% patiromer group), pruritus (2% placebo group; 2% patiromer group) and chronic renal failure (2% placebo group; 2% patiromer group). 4% of patients in the placebo group experienced hypertension or hypercholesterolemia compared to none in the patiromer group. There was one SAE reported in Part B of the trial, which was assessed as unrelated to patiromer by the study investigator and by us. This was a placebo subject who developed fatal mesenteric artery and gallbladder artery thrombosis.

The positive results from both parts of the trial indicate that patiromer is an effective treatment for hyperkalemia.

In addition to the primary and secondary endpoints, we evaluated pre-defined exploratory endpoints from this two-part pivotal Phase 3 clinical trial. An exploratory endpoint, generally, is neither a primary nor secondary endpoint, but is one which can provide variations on primary or secondary endpoints, by for example considering alternate definitions or alternate time-points. In the context of this trial, the exploratory endpoints provided additional information on the way patients were managed with regard to their recurrent hyperkalemia. The two pre-defined exploratory endpoints were (1) the proportion of subjects requiring any dose modification of RAAS inhibitor therapies, such as down titration or discontinuations, because of recurrent hyperkalemia during the Part B 8-week period and (2) the proportion of subjects still receiving any dose of a RAAS inhibitor medication at the end of Part B.

As described above, after achieving normalized serum potassium levels with patiromer treatment in Part A, subjects entered the Part B withdrawal phase and were randomized to either continue treatment with patiromer or to receive placebo. If recurrent hyperkalemia developed during Part B, in order to manage the rising serum potassium levels RAAS inhibitor therapy dose reduction was required in the placebo group and patiromer up titration was required in the patiromer group. In either group, if these interventions did not normalize serum potassium, discontinuation of RAAS inhibitor medication was required.

As shown in the graph below, as a result of recurrent hyperkalemia, significantly more placebo patients required dose modification of their RAAS inhibitor therapies (62%) than patiromer patients (6%), p < 0.001; with more patiromer patients (94%) still on RAAS inhibitor medication at the end of the trial than placebo patients (48%), p < 0.001.

For the majority of the placebo subjects, RAAS inhibitor dose reduction was insufficient to control recurrent hyperkalemia resulting in discontinuation of RAAS inhibitor medication in 50% of the placebo subjects. In the patiromer group, 11% of subjects required a dose increase of patiromer with just 6% requiring discontinuation of RAAS inhibitor medication. No hyperkalemia intervention was required in the majority of patiromer subjects (83%) compared to 38% of the placebo subjects. These data are summarized in the graph below.

While the RAAS inhibitor data described above provided insight into the way patients were managed with regard to their recurrent hyperkalemia, because these data were based on exploratory endpoint analyses, the results from the pivotal Phase 3 trial will not be sufficient to support FDA approval of a RAAS inhibitor enabling indication.

The population enrolled into the pivotal Phase 3 trial was substantially the same as that studied in the Phase 2b trial and the trial designs for the first parts of each trial are substantially similar as well. Patients were eligible for enrollment if they had CKD stage 3 or 4, were hyperkalemic and were being treated with at least one RAAS inhibitor. The design of Part A of the pivotal Phase 3 trial is substantially similar to the design of the Treatment Initiation Phase of the Phase 2b treatment trial. The primary difference between the studies lies in the second parts of the trials: in the pivotal Phase 3 trial subjects were randomized to either placebo or patiromer whereas in the Phase 2b trial, in the Long-term Maintenance Phase all subjects automatically continued on patiromer in a 44-week long-term maintenance phase to generate long-term safety data. Both the Phase 2b and Phase 3 trials placed subjects into two groups: one group for mild hyperkalemia and another for moderate-to-severe hyperkalemia. Among the reasons for excluding subjects from the trials were those subjects requiring emergency treatment for hyperkalemia, those on another polymeric binder (such as a phosphate binder or a bile acid sequestrant), those with low serum magnesium at screening or those with unstable cardiovascular disease.

The pivotal Phase 3 trial was conducted worldwide with subjects enrolled in the U.S., Italy, Denmark, Ukraine, Hungary, Republic of Georgia, Croatia, Serbia, Slovenia and the Czech Republic. The table below summarizes the study population:

	Part A			Part B
Demographics and Baseline Characteristics

Characteristic	Mild HK N=92	Mod—Severe HK N=151	Total N=243	Placebo N=52	Patiromer N=55	Total N=107
Male, n (%)	49 (53%)	91 (60%)	140 (58%)	30 (58%)	28 (51%)	58 (54%)
Age (yr), mean (SD)	64.6 (11.0)	63.9 (10.2)	64.2 (10.5)	65.0 (9.1)	65.5 (9.4)	65.3 (9.2)
Caucasian, n (%)	88 (96%)	151 (100%)	239 (98%)	52 (100%)	55 (100%)	107 (100%)
eGFR (mL/min/1.73 m2), n (%)
60 ≤ to ≤ 90	6 (7%)	16 (11%)	22 (9%)	4 (8%)	8 (15%)	12 (11%)
45 ≤ to < 60	22 (24%)	27 (18%)	49 (20%)	11 (21%)	11 (20%)	22 (21%)
30 ≤ to < 45	24 (26%)	39 (26%)	63 (26%)	14 (27%)	15 (27%)	29 (27%)
< 30	40 (43%)	69 (46%)	109 (45%)	23 (44%)	21 (38%)	44 (41%)
Type 2 diabetes, n (%)	52 (57%)	87 (58%)	139 (57%)	33 (63%)	34 (62%)	67 (63%)
Heart Failure, n (%)	39 (42%)	63 (42%)	102 (42%)	22 (42%)	27 (49%)	49 (46%)
NYHA* Class I, n (%)	7 (18%)	12 (19%)	19 (19%)	4 (18%)	5 (19%)	9 (18%)
NYHA Class II, n (%)	25 (64%)	41 (65%)	66 (65%)	14 (64%)	18 (67%)	32 (65%)
NYHA Class III, n (%)	7 (18%)	10 (16%)	17 (17%)	4 (18%)	4 (15%)	8 (16%)
Myocardial Infarction, n (%)	19 (21%)	41 (27%)	60 (25%)	14 (27%)	18 (33%)	32 (30%)
Hypertension, n (%)	90 (98%)	146 (97%)	236 (97%)	50 (96%)	54 (98%)	104 (97%)

Baseline RAAS Inhibitor Medications

Medication	Mild HK N=92	Mod—Severe HK N=151	Total N=243	Placebo N=52	Patiromer N=55	Total N=107
ACE Inhibitor, n (%)	68 (74%)	102 (68%)	170 (70%)	38 (73%)	37 (67%)	75 (70%)
ARB, n (%)	33 (36%)	59 (39%)	92 (38%)	16 (31%)	24 (44%)	40 (37%)
AA, n (%)	11 (12%)	11 (7%)	22 (9%)	4 (8%)	4 (7%)	8 (7%)
Renin Inhibitor, n (%)	1 (1%)	1 (1%)	2 (1%)	0	0	0
Dual RAAS Blockade**	19 (21%)	22 (15%)	41 (17%)	6 (12%)	10 (18%)	16 (15%)
On maximal dose***	42 (46%)	64 (42%)	106 (44%)	N/A	N/A	N/A
Not on maximal dose***	50 (54%)	87 (58%)	137 (56%)	N/A	N/A	N/A

**	Any combination of two or more of the following: ACE Inhibitor, ARB, AA, Renin Inhibitor.
***	As described by the investigator.

Safety

In our completed trials for which full data are available patiromer was observed to be well tolerated across subject populations, including healthy subjects, hemodialysis patients, HF patients and CKD patients with HF. Adverse events potentially related to patiromer for which full results are available have primarily been mild-to-moderate GI symptoms in approximately 20% of subjects, the most common of which were constipation or diarrhea in approximately 5-10% of subjects. In addition, small reductions in serum magnesium levels were seen within the first two weeks of treatment, which remained stable thereafter, and without symptoms being observed. All serious adverse events reported thus far have been assessed as unrelated to patiromer by the study investigators and by us. No drug-related serious adverse events were reported.

All fatal serious adverse events have been assessed by the study investigators and by us as unrelated to patiromer. Given that hypo- and hyperkalemia can be associated with fatal cardiac arrhythmias, all fatal serious adverse events, and in particular sudden death, occurring in the patiromer clinical development program are being adjudicated by an independent Safety Review Board, or SRB, to determine whether any of these deaths may have been related to changes in serum potassium levels. Determining causality in sudden death or cardiac death due to hyperkalemia or hypokalemia may be difficult however due to lack of a proximate serum potassium measurement relative to the time of death and the underlying high risk of mortality in these subjects. In all of our trials to date, there have been 19 deaths, which is not unexpected in view of the morbidity and mortality for the patient populations in our trials.

For the subject population in our Phase 2b long-term trial and pivotal Phase 3 trials, we have determined that the overall annualized mortality is expected to range from approximately 3% for the lowest risk subjects (e.g., those with CKD stage 3, but without T2DM, HF or prior myocardial infarction) to approximately 19% for the most seriously ill subjects (e.g., those aged 30 to 80 years, with CKD stage 4 or 5 not on dialysis, T2DM, and with HF and a previous myocardial infarction). Comparing these rates with the recruited population in our treatment studies (aged 18 to 80 years with CKD stage 3 to 5, not on dialysis, with T2DM and independent of comorbidities) the overall annualized mortality is expected to be approximately 6% for the subjects in our trials. The mortality rates in the Phase 2b long term safety trial (14 deaths) and in the pivotal Phase 3 trial (1 death, in the placebo group) did not exceed what would be expected for the general population of patients with CKD not on dialysis.

This expected overall annualized mortality range was calculated based on independent retrospective analyses of U.S. patients (with CKD stages 3, 4 and 5 during calendar year 2009 who were not on dialysis) in the MarketScan® Commercial, Medicare and Medicare Supplemental databases. The analyses described the mortality rates by subject age, race, gender and comorbidity such as T2DM, HF and significant history of ischemic heart disease. The analyses excluded the subjects that the Phase 2b and Phase 3 clinical trials exclude (e.g., subjects younger than 30 and older than 80 years of age and subjects with the most severe HF and with cardiovascular events within 2 months of the analysis start date) and consequently reflect expected mortality rates in CKD subjects with similar comorbidity and demographic profiles as those in the studies. Upon completing the full data analyses, we may update the expected mortality estimates if the subjects enrolled in the studies have baseline demographics substantially different from the overall database populations described above (for example different average age, different rates of pre existing HF, etc.).

In addition, we have monitored a number of possible adverse effects related to the use of patiromer, including: low serum potassium levels (hypokalemia), undesired changes in the serum concentration of other cations or molecules, and other clinically meaningful changes to subjects. Among the completed clinical studies for which full data are available hypokalemia, which we define as a serum potassium level less than 3.5 mEq/L, occurred in 3.0-7.0% of all subjects treated with patiromer. Among other molecules and ions, we have evaluated possible changes in serum sodium, serum calcium, serum magnesium, serum phosphorus, and serum fluoride. Our clinical trials for which full data are available have shown no clinically significant effect of patiromer treatment on serum sodium, calcium or phosphorus levels. In some of our trials, we observed a small decrease in mean serum magnesium levels within the first two weeks of treatment with patiromer. Mean serum magnesium levels remained stable after such decrease and throughout the remaining trial treatment periods. In addition, in our completed Phase 2 trials for which full data are available no subjects who began with normal serum magnesium levels developed a serum magnesium level of less than 1.0 mg/dL at any time in the study. No symptoms commonly associated with low magnesium have been reported by subjects in the studies, where full analysis has been completed. While some subjects have developed a small increase in serum fluoride, such levels have not accumulated and we have not observed any acute serum fluoride toxicity symptoms in our completed clinical trials.

Regulatory Pathway

We currently plan to submit an NDA for patiromer for the treatment of hyperkalemia in the third quarter of 2014. The core of the NDA will include the three treatment trials, which are ongoing, namely the long-term treatment Phase 2b trial (RLY5016-205), pivotal Phase 3 trial (RLY5016-301) and an ongoing small Phase 1 onset-of-action trial (RLY5016-103). All patients have completed our two-part pivotal Phase 3 trial, which was designed and agreed to by the FDA under an SPA, with positive primary and secondary efficacy endpoint results announced in September 2013 for Part A of this trial and positive primary and secondary efficacy endpoint results from the second part of this trial announced in October 2013. All patients have completed the Phase 2b trial, with interim analysis data published in November 2012 and final data announced in October 2013. We completed patient enrollment in the Phase 1 onset-of-action trial in February 2014, and we expect analysis and data from this trial to be available in the first half of 2014.

Nonclinical and Toxicology Studies

Nonclinical pharmacology studies have shown that patiromer binds potassium in simple ionic matrices as well as in complex environments, such as ex vivo human colonic and fecal extracts and in vivo animal models. Nonclinical safety data showed that patiromer was not genotoxic and was not associated with adverse effects in cardiovascular, central nervous system, gastrointestinal motility or pulmonary safety pharmacology studies. In addition, using a variety of animal models, patiromer was not absorbed from the intestinal tract. Preliminary nonclinical drug-drug interaction studies indicate that patiromer may interfere with the absorption of some drugs commonly used in our target patient population. We are currently conducting additional non-clinical drug-drug interaction studies which we will need, and plan, to complete prior to submitting our NDA. While we believe that this type of interaction is not uncommon for polymer drugs and may not limit the commercial potential of patiromer, if our ongoing drug-drug interaction studies show that patiromer interferes with a greater number of drugs or in a manner that we do not currently anticipate, it may require us to conduct additional testing or may limit commercial acceptance of patiromer, if approved. Long-term chronic exposure toxicology studies with patiromer demonstrated that the drug was not associated with adverse effects or abnormal pathology in various animal models using doses up to 15 times the maximum human daily dose.

Commercialization

Patients with CKD stage 3 or 4 and/or HF will often present at a nephrologist or cardiologist for their renal and cardiovascular care. We estimate that there are approximately 7,000 nephrologists in the U.S. that currently treat the CKD population, a subset of which we plan to target based on their prescribing potential for patiromer. We also intend to target 1,000 or fewer of the major centers treating HF in the U.S. If patiromer is approved by the FDA, we plan to hire an approximately 100-person specialty sales force, which we estimate can effectively cover the target nephrologists and cardiologists. In addition to our sales force, our commercial organization will further be supported by a marketing team and an account management team covering managed care customers.

We believe there are opportunities for expanding patiromer usage beyond physician specialists in the U.S., including as follows:

•	Treating patients in the U.S. who are outside of specialty care. Although our marketing effort will be focused initially on a specialty audience, we are aware that a significant number of patients with hyperkalemia are under the care of primary care physicians.

•	Clinical need outside of the U.S. The need for a chronic and better hyperkalemia treatment is not exclusive to the U.S. We are currently in the process of evaluating the opportunities for patiromer outside the U.S.

We may explore collaborating with one or more partners to commercialize patiromer in these markets.

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, and commercial managed care providers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for patiromer will be made on a plan by plan basis. We anticipate that a significant proportion of patients eligible for patiromer will be covered by Medicare. Within the Medicare program, as a self-administered drug, we expect that patiromer will be reimbursed under the expanded prescription drug benefit, known as Medicare Part D.

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address chronic kidney disease, HF and metabolic diseases. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

In the U.S., current treatment options for the chronic management of hyperkalemia are limited. These options include dietary potassium restriction, potassium-wasting diuretics or SPS (e.g., Kayexalate®). Dietary potassium restriction is difficult due to the ubiquitous presence of potassium in foods. Because fat, carbohydrates (in diabetics), sodium and phosphorus tend to be restricted in CKD patients, the addition of a potassium restriction severely limits food options for these patients, which results in significant patient compliance issues. Diuretics, a mainstay for managing sodium, water balance and hypertension, are highly efficient at removing potassium in patients with normal renal function; however, the effectiveness of these drugs is greatly diminished in patients with CKD. SPS’ product labeling includes warnings of serious and potentially fatal gastrointestinal, or GI, side effects, and therefore, we believe that its use as a daily treatment option over the long-term is limited.

Other companies may also develop drugs specifically for the treatment of hyperkalemia. We are currently aware of one other company, ZS Pharma, Inc., or ZS Pharma, which is developing a potassium removal medication that has been described as a transition-metal based microporous material. This medication recently completed a pivotal Phase 3 clinical trial. We do not know whether this medication will be introduced to the market and if so, the timing or success of such introduction. However, in the event that ZS Pharma, or other companies developing treatment options for hyperkalemia, are successful, we will face additional competition for patiromer.

Manufacturing and Distribution

We contract with third parties for the manufacture of patiromer. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug product. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our drug substance and drug product if we receive approval for marketing by the applicable regulatory authorities.

Patiromer, the drug product, is a dry, odorless blend of the polymeric active pharmaceutical ingredient, or API, and a small amount of xanthan gum, an excipient, which acts as a suspending agent. The API is manufactured using a two-step process. The initial step is a suspension polymerization, a well-established technique that is widely used for the manufacturing of polymers. The second step activates the polymer for binding and creates a calcium sorbitol counterion complex. The API is blended with xanthan gum, the excipient to form a free flowing powder drug product which is filled into packets, a well-established configuration for the dosing of polymer drugs for oral suspension. One starting material for our drug substance is methyl-2-fluoro-acrylate monomer, or MFA, which is available from multiple suppliers. With Phase 3 starting doses of 8.4 grams/day and 16.8 grams/day and a current dosing range for patiromer of 8.4 grams to 50.4 grams, we plan to secure large quantities, measured in metric tons, of MFA.

We completed manufacturing of registration batches of patiromer at a scale that is about half of the expected commercial scale. Registration batches are being used for our pivotal Phase 3 trial and stability studies, including an ongoing 36-month stability study. We expect that our next manufacturing campaign will involve validation lots at commercial scale. We have completed development of most analytical methods for impurities and commercial release testing, and we are now validating those methods, and we have completed testing for impurities in drug substance registration stability batches and clinical batches using analytical procedures developed in-house, finding that the purity of drug substance is high. We believe the levels of impurities, including the levels of genotoxic and special toxicological concern impurities, are below the suggested guidance recommendations. Control of impurities during API and drug product manufacturing will be confirmed through process validation; we are using the maximum daily dose to establish the allowable levels of genotoxic impurities, impurities of special toxicological concern and residual solvents.

We are engaged with experienced polymeric drug manufacturers to produce patiromer. We currently rely on a single source supplier, Saltigo GmbH, an affiliate of Lanxess Corporation, or Lanxess, as our drug substance manufacturer, which we plan to include as the drug substance manufacturer in our NDA for patiromer. We entered into a multi-year Manufacturing and Supply Agreement with Lanxess in January 2014. Purchase orders have been issued and accepted under our prior commercial supply arrangement with Lanxess, which will now be governed by the Manufacturing and Supply Agreement, to cover our currently projected API demand for the initial time period after patiromer product launch. We plan to procure packaged patiromer drug product from Patheon Inc. on a purchase order basis. We plan to establish a diverse and volume appropriate portfolio of third-party manufacturers with multiple parties for the API and drug product post-NDA approval. The current manufacturing capacities require significant lead times for the drug’s pre-launch quantities, but we anticipate that lead times will be reduced once sufficient manufacturing capacity has been established.

Our third-party manufacturers, their facilities and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Due to a limited shelf life of the drug product, patiromer requires cold storage and distribution. The currently ongoing 36-month stability studies are expected to provide 18 months of data to support the NDA filing. We expect that these data will support the storage of patiromer for 18 to 24 months at 2° to 8°C including up to 3 to 6 months at 25°C. We plan to distribute patiromer using controlled temperature logistics and intend that patients will be able to store patiromer at room temperature for a specified period of time. We are establishing validated processes for temperature monitoring from manufacturing through storage and distribution compliant with existing regulations. Similar cold-chain logistics are common in the industry, and we plan to use those established distribution channels.

Polymeric-based drugs like patiromer generally require large quantities of drug substance, as compared to small molecule drugs. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of patiromer, enabling us to achieve gross margins similar to those achieved by other companies who produce non-absorbed polymeric drugs.

Polymer Drug Discovery Technology and License Agreement with Ilypsa

Patiromer was developed utilizing our proprietary polymer drug discovery technology, which targets indications susceptible to treatment by non-absorbed binders in the GI tract. The discovery and development platform, which is the basis of our polymer discovery technology, was originally created and validated at Symyx Technologies, Inc., or Symyx. Symyx licensed certain assets related to the discovery and development platform into Ilypsa, Inc., a biopharmaceutical company, that was purchased by Amgen Inc., or Amgen, in 2007. Subsequent to its acquisition by Amgen, we and Ilypsa entered into an IP License and Assignment Agreement and an Exchange Agreement for certain of its polymeric therapeutic assets in consideration of an equity interest in us and certain of Ilypsa’s polymer drug discovery technology. This technology has been used to discover several product candidates, including Kiklin®, a drug commercialized by Astellas.

In November 2009, we entered into an amended and restated IP License and Assignment Agreement, which we refer to as the IP License Agreement. Pursuant to the IP License Agreement we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, such as patiromer. We maintain the right to prosecute, defend, maintain and enforce the assigned patent rights under this agreement. We do not have any royalty obligation under the IP License Agreement with respect to patiromer, and in March 2013, we satisfied our sole milestone payment obligation with respect to patiromer with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. While the IP License Agreement does require that we make certain royalty payments on sales of covered products, other than in respect of sales of patiromer, we are not currently developing any covered products under the IP License Agreement. In addition, upon a change of control, we are required to pay Ilypsa (Amgen) an increasing amount of the purchase price, less certain expenses, of such transaction, ranging from approximately 6.7% to 10% of such amount, up to a maximum of $30.0 million.

Pursuant to the IP License Agreement we also maintain customary reporting obligations and Ilypsa (Amgen) maintains certain audit rights relating to our commercialization of royalty bearing products. Both we and Ilypsa (Amgen) are subject to customary indemnification and confidentiality provisions. The IP License Agreement terminates automatically on a country-by-country basis on the later of the last to expire of the licensed patent rights (in the applicable country) and ten years from the first commercial sale of any royalty bearing product. Either party can also terminate the agreement on a program-by-program basis, other than in respect of patiromer, in the event of an uncured material breach lasting for 60 days, or in the event of the other’s insolvency or bankruptcy.

RLY6002

Utilizing our proprietary polymer drug discovery technology, we have also developed a pre-clinical product candidate, RLY6002, which is currently being evaluated as an adjunct to diet and exercise to improve glycemic control in adults with T2DM. While we have developed a clinical plan, we have not yet initiated a clinical trial for RLY6002. We currently intend to focus substantially all of our resources on the advancement of patiromer through NDA submission and commercialization.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

With regard to the pharmaceutical products we develop, we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as method-of-use patents on novel indications for known compounds. We also seek patent protection for manufacturing discoveries, including new in-process controls and starting materials.

The patent portfolio for patiromer is directed to cover compositions of matter and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications, and corresponding foreign national and regional counterpart patents and patent applications. The patents and patent applications relating to patiromer are all owned by Relypsa. The issued composition of matter patents (U.S. Patent Nos. 8,147,873, 8,282,913, and 8,337,824), if the appropriate maintenance fees are paid, are expected to expire between 2026 and 2030. The issued methods of treatment patents (U.S. Patent Nos. 7,556,799, 8,216,560, 8,287,847, and 8,475,780), if the appropriate maintenance fees are paid, are expected to expire between 2024 and 2027. If additional patent term for one of the patiromer U.S. patents is awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984, or the Hatch-Waxman Act, the term of the patent would not extend beyond 2030. We expect that the patent applications in this portfolio, if issued, and if appropriate maintenance, and other governmental fees are paid, would expire between 2024 and 2030, excluding any additional term from patent term adjustment or patent term extension.

The term of composition of matter patents and patent applications, if applicable, relating to patiromer in other jurisdictions (Australia, Brazil, Canada, China, Germany, Europe, Hong Kong, India, Japan, Mexico, South Korea, and United Kingdom) and methods of treatment patents and patent applications, if applicable, relating to patiromer (Australia, Brazil, Canada, China, Germany, Europe, India, Japan, Mexico, South Korea, and United Kingdom), if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire between 2024 and 2029. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of patiromer is obtained in those countries. In the European Union member countries, for example, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

We also protect our proprietary technology and processes, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention.

Research and Development

We are conducting clinical trials and other development activities to support submission of our NDA for patiromer and manufacturing of commercial supply of patiromer. In the years ended December 31, 2013, 2012 and 2011, we incurred $59.0 million, $36.1 million and $20.4 million, respectively, of research and development expense.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates.

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S.

The process required by the FDA before a drug may be marketed in the U.S. generally involves:

•	completion of extensive nonclinical laboratory tests, nonclinical animal studies and formulation studies some performed in accordance with the FDA’s current Good Laboratory Practice, or cGLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials in the U.S. may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission to the FDA of a New Drug Application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations;

•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, or ethics committee for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements, including the requirements for informed consent.

All clinical research performed in the U.S. in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in three or four phases, which may overlap or be combined.

•	Phase 1: Clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•	Phase 2: Clinical trials are generally conducted in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific targeted indications in patients with the disease or condition under study.

•	Phase 3: Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

•	Phase 4: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

New Drug Applications

The results of nonclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs within ten months after the 60 day filing review period, but this timeframe is often extended. The first indication of the FDA’s review progress is provided at the mid-cycle review. This typically occurs 5 months after the NDA is submitted. However, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional clinical data or an additional Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such drug or require a recall of any drug already on the market. In addition, the FDA may require testing, including Phase 4 clinical trials and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs.

Drugs may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials.

Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active drug ingredient, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with GCP requirements is satisfactory.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our drug candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Nonclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the drugs. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA, but excluding efficacy supplements to an NDA, the FDA has up to 180 days to review the application. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Special Protocol Assessment

An SPA is a written agreement with the FDA on the details of the design, size, execution and planned analysis for a clinical trial intended to form the primary basis of an effectiveness claim in an NDA. After the clinical trial begins, the agreement may only be changed through a written agreement between the sponsor and the FDA. An SPA is generally binding upon the FDA unless the FDA determines that there are public health concerns unrecognized at the time the SPA agreement was entered into, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor fails to comply with the agreed-upon trial protocol. If the outcome of the clinical trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. We are operating under an SPA for our pivotal Phase 3 trial of patiromer.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Healthcare Reform

In March 2010, the President signed one of the most significant healthcare reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The comprehensive $940 billion dollar overhaul is expected to extend coverage to approximately 32 million previously uninsured Americans. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

•	mandates a further shift in the burden of Medicaid payments to the states;

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Anti-Kickback and False Claims Laws

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, or the Anti-Kickback Statute, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the U.S., we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False

Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Patient Protection and Affordable Health Care Act

In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. CMS has proposed to expand Medicaid rebate liability to the territories of the U.S. as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition cost data, which could negatively impact our sales.

•	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•	Effective in 2011, PPACA imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•	Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	Effective in 2012, PPACA will require pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers will be required to report this information beginning in 2013.

•	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	PPACA created the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA would have on our business.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2013, we had 73 full-time employees, including a total of 22 employees with M.D. or Ph.D. degrees. Within our workforce, 56 employees are engaged in research and development and the remaining 17 in general management and administration, including finance, legal, human resources, facilities and information technology. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe that we maintain good relations with our employees.

About Us

We were incorporated in Delaware in August 2007 under the name Relypsa, Inc. We completed the initial public offering of our common stock in November 2013. Our common stock is currently listed on The Nasdaq Global Select Market under the symbol “RLYP.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements.

Our principal executive offices are located at 700 Saginaw Drive, Redwood City, California 94063. Our telephone number is (650) 421-9500. Our website address is www.relypsa.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

Item 1A.	Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, patiromer, which is our only product in clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2013, 2012 and 2011 was approximately $73.8 million, $43.7 million and $25.8 million, respectively. As of December 31, 2013, we had a deficit accumulated during the development stage of $225.8 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, patiromer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, patiromer. As of December 31, 2013, we had working capital of $78.8 million and capital resources consisting of cash and cash equivalents of $94.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of patiromer and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of patiromer and any future product candidates. As of December 31, 2013, we believe that our existing cash and cash equivalents, plus access to the $7.5 million tranche pursuant to our term loan, will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for patiromer and the costs of post-marketing studies that could be required by regulatory authorities;

•	the costs of obtaining commercial supplies of patiromer;

•	our ability to successfully commercialize patiromer;

•	the manufacturing, selling and marketing costs associated with patiromer, including the cost and timing of expanding our sales and marketing capabilities;

•	the amount of sales and other revenues from patiromer, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

•	the draw down, if any, of the $7.5 million tranche pursuant to our term loan;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for patiromer or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize patiromer or any future product candidate.

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, patiromer.

To date, we have invested substantially all of our efforts and financial resources in the research and development of patiromer, which is currently our lead product candidate and only product candidate in clinical trials. In particular, we have completed two Phase 1 and four Phase 2 trials and our pivotal Phase 3 trial, for which we reported positive primary and secondary efficacy endpoint results for the first part in September 2013 and positive primary and secondary efficacy endpoint results for the second part in October 2013.

Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of patiromer. The clinical and commercial success of patiromer will depend on a number of factors, including the following:

•	the timely completion of our ongoing Phase 1 onset-of-action trial, which will depend substantially upon the satisfactory performance of third-party contractors;

•	the timely submission and filing of our NDA for patiromer, including completion of our testing and analysis of clinical and non-clinical data;

•	our ability to demonstrate patiromer’s safety and efficacy to the satisfaction of the FDA;

•	whether we are required by the FDA to conduct additional clinical trials prior to any approval to market patiromer;

•	the prevalence and severity of adverse side effects of patiromer;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize patiromer, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;

•	the ability of our third-party manufacturers to manufacture quantities of patiromer using commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of patiromer;

•	achieving and maintaining compliance with all regulatory requirements applicable to patiromer;

•	acceptance of patiromer as safe and effective by patients and the medical community;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	our ability to obtain and sustain an adequate level of reimbursement for patiromer by third-party payors;

•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;

•	the ability of our third-party manufacturers to manufacture supplies of patiromer or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to enforce our intellectual property rights in and to patiromer;

•	our ability to avoid third-party patent interference or patent infringement claims; and

•	a continued acceptable safety profile of patiromer following any approval.

Many of these factors are beyond our control. Accordingly, we cannot be certain that we will ever be able to generate revenue through the sale of patiromer. If we are not successful in commercializing patiromer, or are significantly delayed in doing so, our business will be materially harmed.

We may be unable to obtain regulatory approval for patiromer under applicable regulatory requirements.

To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our lead product candidate, patiromer. Based on the results of our Phase 2b and pivotal

Phase 3 clinical trials, we plan to prepare and file an NDA with the FDA seeking marketing approval for the use of patiromer for the treatment of hyperkalemia. We believe that these results warrant this filing. However, the clinical data have only become available recently and additional information will arise from our continuing analysis of the data and such additional data or analyses may be less favorable than the information we have currently or than what we anticipate. Moreover, we are currently completing data analysis from our clinical trials and conducting additional non-clinical drug-drug interaction studies, both of which we will need, and plan, to complete prior to submitting our NDA; however, we may be unable to complete all such analyses and studies within our planned timeline.

Furthermore, patiromer may not receive marketing approval despite having achieved its specified endpoints in clinical trials. Although the design of our pivotal Phase 3 clinical trial was agreed to under an SPA with the FDA, the FDA and other foreign regulatory authorities have substantial discretion in evaluating the results of this trial and our earlier trials. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 2b and pivotal Phase 3 clinical trials do not support approval of an NDA for patiromer. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials. Upon the FDA’s review of the data in our NDA, it may request that we conduct additional analyses and, if it believes that such data are not satisfactory, could advise us that patiromer is not approvable with the filed data package. In addition, the FDA’s initial review of the NDA could find deficiencies in the submission and the FDA could refuse the NDA for filing until we resolve the identified deficiencies.

Based on these factors, we may not submit our NDA for patiromer within our anticipated time frame and, even after we make the submission, the FDA may not accept the filing, may request additional information from us, including data from additional clinical and/or nonclinical trials, and, ultimately, may not grant marketing approval for patiromer.

The denial or delay of regulatory approval for patiromer would delay commercialization of patiromer and adversely impact our ability to generate revenue, our business and our results of operations.

If we are not successful in commercializing patiromer, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize patiromer. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market patiromer in the U.S. until we receive approval of an NDA from the FDA.

The FDA or any foreign regulatory bodies can delay, limit or deny approval to market patiromer for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that patiromer is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of patiromer outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of patiromer;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing authorization for patiromer, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve patiromer for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of patiromer. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of patiromer and would materially adversely impact our business and prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical studies for patiromer do not ensure that our Phase 3 clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Although we have completed patient enrollment in our Phase 1 onset-of-action trial for patiromer, we may experience delays in obtaining and analyzing data from this trial, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•	obtain regulatory approval to commence a trial, if applicable;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable patients to participate in a trial;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure that clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	initiate or add a sufficient number of clinical trial sites; or

•	manufacture sufficient quantities of product candidate for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent Safety Review Board, or SRB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we have historically done, presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects do not represent the safety and efficacy of patiromer when administered in US patients and are thus not supportive of an NDA approval in the US.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize patiromer or any future product candidates.

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of nonclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

We rely completely on third-party suppliers to manufacture our clinical drug supply of patiromer, and we intend to rely on third parties to produce commercial supply of patiromer and nonclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of patiromer and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission, approve our contract manufactures to manufacture the active pharmaceutical ingredient and final drug product for patiromer, or any future product candidates.

We do not directly control the manufacturing of, and are completely dependent on, our contract manufacturers for compliance with the cGMP for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We and our third-party suppliers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize patiromer. For example, we have analyzed the impurities identified in the most recently manufactured registration batches of patiromer and we believe the levels of impurities, including the levels of genotoxic and special toxicological concern impurities, are below the suggested guidance recommendations; however, toxicological assessments might change based on our future findings. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

Our current drug substance and finished drug product are acquired from our single-source suppliers. The loss of these suppliers, or their failure to supply us with the drug substance or the finished drug product, would materially and adversely affect our business.

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, as our drug substance supplier; however, we do not currently have an alternative supplier of drug substance under contract or whom we plan to submit as a supplier with our NDA for patiromer. Although we have obtained drug substance for clinical trial uses under an arrangement with an alternate supplier, we do not have a commercial supply agreement in place with such alternate supplier. We currently have an arrangement with Patheon Inc., or Patheon, under which we issue purchase orders for the supply of finished drug product; however, we do not have an alternative supplier of finished drug product. Although we have entered into a long-term commercial supply arrangement with Lanxess, we may be unable do so with Patheon or alternative suppliers and manufacturers or do so on commercially reasonable terms, which would have a material adverse impact upon our business.

In addition, we currently rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce patiromer, including all of the starting/raw materials and excipient, such as methyl-2-fluoro-acrylate monomer, or MFA. We do not have direct control over the acquisition of those materials by our contract manufacturers. Moreover, outside of our single-source suppliers, we currently do not have any agreements for the commercial production of those materials.

We are dependent on the approval of additional drug substance and drug product suppliers to ensure sufficient supply to meet our anticipated market demand and to reduce the manufacturing cost of patiromer. Our inability to obtain approval for additional suppliers and/or the inability of our suppliers to achieve larger scale production, would materially and adversely affect our business.

Polymeric-based drugs like patiromer generally require large quantities of drug substance, as compared to small molecule drugs. Thus, we will require larger scale and/or multiple suppliers of drug substance and drug product in order to produce sufficient quantities of patiromer to meet our anticipated market demand. Our current supplier of drug substance, Lanxess, does not currently have the capacity to manufacture patiromer in the quantities that we believe will be sufficient to meet anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of patiromer, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs. If we are unable to reduce the manufacturing cost of patiromer, our operating results will suffer and our ability to achieve profitability will be significantly jeopardized.

Because we plan to submit our NDA with single source suppliers for drug substance and drug product, we will need to obtain approval from the FDA for these additional suppliers, including approval for the testing necessary to prove equivalence of drug substance and product produced by the additional suppliers. Further, we are dependent on our drug substance and product suppliers to be able to fully scale up the production of patiromer as well as validate certain process improvements in order to reach the quantities we anticipate needing.

We are also dependent upon the appropriate sourcing of starting/raw material, including large quantities, measured in metric tons, of MFA. While we believe there are multiple alternative suppliers of MFA, we will need our drug substance suppliers to qualify these alternate MFA suppliers to prevent a possible disruption of the manufacture of the starting materials necessary to produce patiromer. If our drug substance manufacturer is unable to source, or we are unable to purchase, MFA on acceptable terms, of sufficient quality, and in adequate quantities, if at all, the ability of patiromer to reach its market potential, or any future product candidates to be launched would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of patiromer or any future product candidates.

If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing patiromer until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture patiromer on a timely basis.

If we fail to establish an effective distribution process utilizing cold chain logistics for patiromer, our business may be adversely affected.

We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We intend to contract with a third-party logistics company to warehouse these products and distribute them, and we will require that patiromer be maintained at a controlled temperature for some of the distribution chain. This distribution network will require significant coordination with our sales and marketing and finance teams. Failure to secure contracts with a logistics company could negatively impact the distribution of patiromer, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of patiromer will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of cold chain logistics for patiromer involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using patiromer, or any complaints regarding it;

•	not effectively sell or support patiromer with sufficient cold storage;

•	reduce their efforts or discontinue to sell or support patiromer;

•	not devote the resources necessary to sell patiromer in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Patiromer has a limited room temperature shelf life, and if we do not effectively maintain our cold chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

Even if patiromer or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if we obtain FDA or other regulatory approvals, patiromer or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Patiromer may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Market acceptance of patiromer or any future product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety profile of the product;

•	the clinical indications for which the product is approved;

•	advantages over existing therapies, such as, in the case of patiromer, sodium polystyrene sulfonate (e.g., Kayexalate®);

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective chronic daily treatment;

•	relative convenience and ease of administration of our products;

•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;

•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;

•	the strength of our marketing and distribution organizations;

•	the quality of our relationships with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our results of operations.

Patiromer, if approved, may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of patiromer for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, ZS Pharma is developing a zirconium silicate particle to treat hyperkalemia, which recently completed a pivotal Phase 3 clinical trial. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with patiromer is a worthwhile treatment and is a superior alternative to existing or new therapies for hyperkalemia.

We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, marketing, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in nonclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

Failure to effectively compete against established treatment options for hyperkalemia or in the future with new products currently in development would harm our business, financial condition and results of operations.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell patiromer, if approved, or any future product candidates or generate product revenue.

We currently do not have a sales organization. In order to commercialize patiromer in the U.S., we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If patiromer receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Further, given our lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial estimate of 100 specialty sales representatives may be materially less than the actual number of sales representatives required to effectively commercialize patiromer. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of patiromer. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize patiromer. If we are not successful in commercializing patiromer or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

We expect patients who have hyperkalemia to need treatment throughout their lifetimes but anticipate that most patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for patiromer without reimbursement from third-party payors. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Obtaining hospital formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell patiromer or any future products into our target markets. Even if we do obtain formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the U.S. health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of, or reimbursement for, newly approved health care products.

Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

Our clinical drug development program may not uncover all possible adverse events that patients who take patiromer may experience. The number of subjects exposed to patiromer treatment and the average exposure time in the clinical development program may be inadequate to detect rare adverse events, or chance findings, that may only be detected once patiromer is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of patiromer may only be uncovered with a significantly larger number of patients exposed to the drug. Further, we have not designed our clinical trials to determine the effect and safety consequences on total body potassium levels of lowering serum potassium over a multi-year period or to measure the safety of immediate reductions in serum potassium.

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with patiromer, if approved, may experience adverse reactions. For example, we have seen some reductions in blood pressure in some of our clinical trials, which can lead to hypotension, and some reductions in serum magnesium in some patients in our clinical trials, which can lead to weakness, muscle cramps, cardiac arrhythmia, increased irritability of the nervous system with tremors and jerking, confusion or seizures. Although we have not seen any evidence of these reductions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding such matters. Further, a degradant of patiromer is calcium fluoride, which may lead to increased levels of fluoride in patients who take patiromer. Although none of the symptoms associated with acute fluoride toxicity have been reported in patiromer clinical studies, patients may experience this side effect. If safety problems occur or are identified after patiromer reaches the market, the FDA may require that we amend the labeling of patiromer, recall patiromer, or even withdraw approval for patiromer.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of patiromer or any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for patiromer or any future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize patiromer or any future product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of patiromer or any future products we develop. We currently carry product liability insurance covering use in our clinical trials in the amount of $5.0 million for each occurrence and $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing patiromer, we intend to expand our insurance coverage to include the sale of patiromer. However, we may be unable to obtain this liability insurance on commercially reasonable terms.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2013, we had 73 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, and clinical trials, and commercialize patiromer or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	expand our general and administrative and sales and marketing organizations;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

If we fail to attract and keep senior management, we may be unable to successfully develop patiromer or any future product candidates, conduct our clinical trials and commercialize patiromer or any future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of patiromer or any future product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. In addition, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

Our loan and security agreements contain restrictions that limit our flexibility in operating our business.

Our loan and security agreements contain various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent. These covenants limit our ability to, among other things:

•	sell, transfer, lease or dispose of our assets;

•	create, incur or assume additional indebtedness;

•	encumber or permit liens on certain of our assets;

•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;

•	make specified investments (including loans and advances);

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

The covenants in our loan and security agreements may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, plus penalties and interest, terminate their commitments to extend further credit and foreclose on the collateral granted to them to secure such indebtedness. Such repayment could have a material adverse effect on our business, operating results and financial condition.

We will incur significant costs as a result of operating as a new public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We will incur significant legal, accounting and other expenses as a new public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

In addition, we expect that we will need to implement an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the year ended December 31, 2014, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, or IPO, of our common stock (December 31, 2018), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period.

We have only evaluated, as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. To date, we have not conducted any other review of our internal control for the purpose of providing the reports required by Section 404 and the related SEC rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of patiromer, a key element of our strategy is to discover, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and/or by selectively pursuing commercially synergistic in-licensing or acquisition of additional compounds. All of our other potential product candidates remain in the discovery stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing patiromer.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize patiromer and potential future product candidates.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of patiromer and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the U.S. and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

If we engage in acquisitions, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

Although we currently have no intent to do so, we may attempt to acquire businesses, technologies, services, products or product candidates that we believe are a strategic fit with our business. If we do undertake any acquisitions, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

If we seek and obtain approval to commercialize patiromer outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

If patiromer is approved for commercialization outside the U.S., we may enter into agreements with third parties to market patiromer outside the U.S. We expect that we will be subject to additional risks related to entering into these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing U.S. and foreign drug import and export rules;

•	reduced protection for intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems, and different competitive drugs indicated to treat hyperkalemia;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by these distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product and product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of patiromer or any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market patiromer or any future product candidate in the U.S. until we receive approval of an NDA from the FDA. We have not submitted an application or obtained marketing approval for patiromer anywhere in the world. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	withdrawal of regulatory approval of products;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a drug candidate in the U.S. or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for patiromer either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the U.S. Further, there have been subject deaths in our clinical programs. While the incidence of subject deaths are not unexpected in view of the morbidity and mortality for the patient populations in our trials and have been determined by the study investigators and by us as unrelated to patiromer, the FDA may require us to perform additional studies or otherwise delay regulatory approval of patiromer. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;

•	FDA officials may not find the data from nonclinical studies and clinical trials sufficient;

•	the FDA might not approve our third party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If patiromer or any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA requires that we conduct additional clinical studies, places limitations on patiromer in our label, delays approval to market patiromer or limits the use of patiromer, our business and results of operations may be harmed.

Although we have entered into a Special Protocol Assessment agreement with the FDA relating to our pivotal Phase 3 trial of patiromer, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of patiromer.

The protocol for our pivotal Phase 3 trial of patiromer was reviewed and agreed upon by the FDA under a Special Protocol Assessment, or SPA, which allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on an SPA is not a guarantee of approval, and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both parties, the SPA may be changed. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and any resulting trial data in determining whether a drug is safe and effective and whether it will be approved. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval, including the completion of our ongoing Phase 1 onset-of-action trial for patiromer, or whether patiromer will receive any regulatory approvals.

Even if we receive regulatory approval for patiromer or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Even if a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. If patiromer is approved it will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from patiromer. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of patiromer our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Currently we plan to seek regulatory approval to market patiromer solely for the treatment of hyperkalemia and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing patiromer for any other indication.

We intend to seek approval to market patiromer for the treatment of hyperkalemia. We do not have plans to seek approval of patiromer for any other indication at this time. Even if we obtain regulatory approval to market patiromer with an indication statement for the treatment of hyperkalemia, we will likely be prohibited from marketing patiromer using any promotional claims relating to maintaining more patients on, or enabling the increased or optimized usage of, RAAS inhibitors. The exploratory endpoints analyzing the modification of RAAS inhibitor medication due to recurrent hyperkalemia in the pivotal Phase 3 trial will not be sufficient to support FDA approval of a RAAS inhibitor enabling indication. The FDA strictly regulates the promotional claims that may be made about prescription products. While patiromer has been studied in the setting of hyperkalemia associated with the use of RAAS inhibitors, patiromer may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations related to the promotion of patiromer for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If we receive marketing approval for patiromer, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of patiromer for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses. Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

If approved, patiromer or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

Some participants in our clinical studies have reported adverse effects after being treated with patiromer. If we are successful in commercializing patiromer or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before they can begin commercial manufacture of patiromer, contract manufacturers must obtain regulatory approval of their manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost-effective manner.

If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, patiromer may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

We are currently only seeking regulatory approval to market patiromer in the U.S., and if we want to expand the geographies in which we may market patiromer, we will need to obtain additional regulatory approvals.

We currently plan to seek regulatory approval for patiromer in the U.S. for the treatment of hyperkalemia. In the future, we may attempt to develop and seek regulatory approval to promote and commercialize patiromer outside of the U.S. In order to obtain such approvals, we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to establish the commercial infrastructure or pursue a collaboration arrangement that would be necessary to promote and commercialize patiromer outside of the U.S. If we do not obtain regulatory approvals for patiromer in foreign jurisdictions, our ability to expand our business outside the U.S. will be severely limited.

Our failure to obtain regulatory approvals in foreign jurisdictions for patiromer would prevent us from marketing our products internationally.

In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the European Medicines Agency, or EMA, or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file we may not receive necessary approvals to commercialize our products in any market.

We may be subject to healthcare laws, regulation and enforcement; our failure to comply with these laws could have a material adverse effect on our results of operations and financial conditions.

Although we do not currently have any products on the market, once we begin commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:

•	the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•	U.S. and European reporting requirements detailing interactions with and payments to healthcare providers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Further, the Patient Protection and Affordable Care Act, or PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The PPACA also imposes new reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. In addition, drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers were required to begin data collection on August 1, 2013 and report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states mandate implementation of compliance programs and/or the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of patiromer or any future product candidates and to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of patiromer or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition and results of operations.

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of patiromer or any future product candidates.

There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot be certain that patiromer or any future product candidates will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing patiromer or future product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, patiromer has a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of patiromer.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaborators against such claims. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

In addition to infringement claims against us, if third parties prepare and file patent applications in the U.S. that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office, or the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

If our intellectual property related to patiromer or any future product candidates is not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to patiromer and our development programs. Any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to patiromer but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to patiromer or any future product candidates is successfully challenged, then our ability to commercialize patiromer or any future product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market patiromer or any future product candidates under patent protection would be reduced.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering patiromer or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to patiromer, we would lose at least part, and perhaps all, of the patent protection on patiromer. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

If we fail to comply with our obligations under our IP License and Assignment Agreement, we could lose license rights that are important to our business.

We are a party to an IP License and Assignment Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen Inc., pursuant to which we license key intellectual property relating to our drug discovery and development technology. Although our obligations under the license are limited, the license agreement does impose certain diligence, notice and other obligations not currently applicable to us. If we fail to comply with these obligations, Ilypsa (Amgen) may have the right to terminate the license, other than in respect of patiromer.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We have not yet registered trademarks for a commercial trade name for patiromer in the U.S. or elsewhere and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for patiromer in the U.S. or elsewhere. During trademark registration proceedings, our trademark application may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market patiromer or any future products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

Risks Related to Our Common Stock

Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	announcements of regulatory approval or a complete response letter to patiromer, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to patiromer;

•	future capital raising transactions;

•	any adverse changes to our relationship with any manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and

•	the loss of any of our key scientific or management personnel.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

An active public market for our common stock may not be sustained.

We completed our IPO in November 2013. Prior to that offering, there had been no public market for shares of our common stock, and an active public market for our shares may not be sustained. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications or technologies using our shares as consideration.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (December 31, 2018), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and we have been a public company for at least one year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the trading price of our common stock could decline. The lock-up agreements pertaining to that offering will expire on May 13, 2014. As of March 1, 2014, there were approximately 29.7 million shares of our common stock outstanding. After the lock-up agreements expire, as of March 1, 2014, up to approximately 23.6 million shares of common stock will be eligible for sale in the public market, approximately 21.1 million of which shares are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act.

In addition, as of March 1, 2014, approximately 5.1 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 21.6 million shares of our common stock, or approximately 73% of our total outstanding common stock as of March 1, 2014, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above.

Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.1% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

We have broad discretion to determine how to use the funds raised in our IPO of our common stock, and may use them in ways that may not enhance our operating results or the price of our common stock.

Our management has broad discretion over the use of proceeds from our IPO, and we could spend the proceeds from that offering in ways our stockholders may not agree with or that do not yield a favorable return, if at all. We currently intend to use substantially all of the net proceeds from that offering for development costs relating to the validation of our commercial manufacturing process for patiromer, manufacturing commercial supply of patiromer, costs related to the submission and support of our NDA for patiromer and pre-commercialization marketing activities for patiromer, and the balance for working capital and general corporate purposes. However, our use of these proceeds may differ substantially from our current plans. If we do not invest or apply these proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the required approval of at least 66 2⁄3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of at least 66 2⁄3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

In addition, certain provisions in our IP License and Assignment Agreement may discourage certain takeover or acquisition attempts, including that in the event we undergo a change of control, we shall pay to Ilypsa (Amgen) an increasing amount of the purchase price, less certain expenses, of such transaction, ranging from approximately 6.7% to 10% of such amount, up to a cap of $30.0 million.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•	We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•	The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

We may be required to pay severance benefits to our executive officers and certain other employees who are terminated in connection with a change in control, which could harm our financial condition or results.

Each of our executive officers and certain other employees are parties to severance arrangements in their employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $4.0 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $47.7 million (based on the last reported sale price of our common stock on March 1, 2014) in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our loan and security agreements restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2013, we had net operating loss carryforwards of approximately $163.2 million and $158.8 million for both U.S. federal and California income tax purposes, respectively, which begin to expire in 2027 for U.S. federal income tax purposes and 2017 for California income tax purposes. If a corporation undergoes an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, the corporation may be subject to annual limits on its ability to utilize its net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of the corporation’s stock in excess of 50 percentage points on a cumulative basis during a three-year period by persons owning 5% or more of the corporation’s total equity value. We have performed an initial analysis under Section 382 of the Code and believe that we have in the past experienced ownership changes that will result in a limitation on our ability to utilize our net operating loss carryforwards. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2013 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. Our net operating loss carryforwards may also be subject to further limitations in the future as a result of additional ownership changes.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices are currently located in Redwood City, California, and consist of approximately 40,000 square feet of leased office and laboratory space under a lease that expires on January 1, 2020. We believe that our existing facilities are adequate for our current needs; however, we may require additional space and facilities as our business expands.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market or Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been publicly traded on The NASDAQ Select Global Market under the symbol “RLYP” since the initial public offering, or IPO, of our common stock on November 15, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
2013
Fourth Quarter (from November 15, 2013)	$30.45	$11.55

Holders

As of March 1, 2014, there were approximately 70 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, unless waived, the terms of our loan and security agreements prohibit us from paying any cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Relypsa, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on November 15, 2013 (the first day of trading of our common stock), through December 31, 2013 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return

Among Relypsa, Inc., the NASDAQ Composite

Index, and the NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities

From January 1, 2013 through December 31, 2013, we sold and issued the following unregistered securities:

1.	In January 2013, we issued warrants to purchase an aggregate of 54,437 shares of our Series C-1 Convertible Preferred Stock at a price per share of $9.1848 to Oxford Finance LLC and Silicon Valley Bank, or the Venture Lenders, in connection with that certain Loan and Security Agreement dated January 31, 2013 with the Venture Lenders, whereby the Venture Lenders committed to lend us up to $20.0 million pursuant to the terms therein.

2.	In May 2013, we issued a warrant to purchase an aggregate of 6,968 shares of our Series C-1 Convertible Preferred Stock at a price per share of $9.1848 to Silicon Valley Bank in connection with that certain Loan and Security Agreement dated May 2, 2013 with Silicon Valley Bank, whereby Silicon Valley Bank committed to lend us up to $1.6 million pursuant to the terms therein.

3.	In October 2013, we issued an aggregate of 1,633,126 shares of our Series C-2 Convertible Preferred Stock at a price per share of $9.1848 to 15 accredited investors. In connection with such issuances, we issued warrants to purchase an aggregate of 479,221 shares of our Series C-2 Convertible Preferred Stock at a price per share of $0.17. The aggregate gross consideration received for these issuances was $15.0 million. We issued an aggregate of 472,187 shares of common stock to eight accredited investors in connection with the cash and net exercise of the warrants. The aggregate cash consideration received for these issuances was approximately $5,000.

4.	In October 2013, we issued an aggregate of 22,088 shares of Series B-1 Convertible Preferred Stock pursuant to warrants exercised by two accredited investors at a price per share of $13.502. The aggregate gross consideration received for these issuances was $0.3 million.

5.	In November 2013, we issued an aggregate of 22,625 shares of common stock to nine accredited investors in connection with the cash and net exercise of warrants to purchase our common stock at a price per share of $9.1848. The aggregate cash consideration received for these issuances was $0.1 million.

6.	In November 2013, we issued an aggregate of 2,046,176 shares of common stock to eight accredited investors in connection with the cash and net exercise of warrants to purchase our common stock at a price per share of $0.17. The aggregate cash consideration received for these issuances was approximately $22,000.

7.	In December 2013, we issued 9,800 shares of common stock pursuant to the net exercise of a warrant to purchase 26,162 shares of common stock to one accredited investor at an effective price per share of $17.20. We did not receive any cash proceeds from such cashless net exercise.

8.	Prior to filing our registration statement on Form S-8 in November 2013, we granted stock options and stock awards to employees, directors and consultants under our Amended and Restated 2007 Equity Incentive Plan, as amended, covering an aggregate of 1,409,318 shares of common stock, at a weighted-average average exercise price of $7.55 per share. Of these, options covering an aggregate of 726 shares were cancelled without being exercised.

9.	Prior to filing our registration statement on Form S-8 in November 2013, we sold an aggregate of 23,440 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $0.1 million upon the exercise of stock options and stock awards.

No underwriters were involved in the foregoing sales of securities. The issuances described in paragraphs (1)-(6) above were undertaken in reliance upon the exemption from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, including Rule 506 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the applicable agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The issuances described in paragraphs (7)-(8) were undertaken in reliance upon the exemption from registration requirements Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds

On November 15, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-191437), as amended, filed in connection with our IPO. Pursuant to the registration statement, we registered the offer and sale of 6,850,000 shares of our common stock with an aggregate offering price of $75.3 million. We sold and issued 7,877,500 shares of our common stock at a price to the public of $11.00 per share for an aggregate offering price of approximately $86.6 million. The managing underwriters of the offering were Morgan Stanley, BofA Merrill Lynch, Stifel, Cowen and Company and Wedbush PacGrow Life Sciences. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of $8.7 million, the net proceeds from the offering were $78.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the offering have been invested in money market funds and highly-liquid, highly-rated securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

You should read the following selected financial data together with our audited financial statements, the related notes, the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this Annual Report on Form 10-K. The selected financial data included in this section are not intended to replace our audited financial statements and the related notes included elsewhere in this annual report.

We derived the selected statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the period from October 29, 2007 (date of inception) through December 31, 2013 and the balance sheet data as of December 31, 2013, 2012 and 2011 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,			Period from October 29, 2007 (Inception) Through December 31, 2013
	2013	2012	2011
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Operating expenses:
Research and development	$58,971	$36,052	$20,363	$168,124
General and administrative	11,940	7,285	5,164	35,813
Acquired in-process research and development	—	—	—	6,823

Total operating expenses	70,911	43,337	25,527	210,760

Loss from operations	(70,911)	(43,337)	(25,527)	(210,760)
Interest and other income (expense), net	(1,481)	(382)	123	(463)
Interest expense	(1,453)	(6)	(419)	(4,933)

Net loss	(73,845)	(43,725)	(25,823)	(216,156)
Preferred stock extinguishment	—	—	—	9,711
Deemed dividend to preferred stockholders	(7,336)	(18,716)	—	(26,052)

Net loss attributable to common stockholders	$(81,181)	$(62,441)	$(25,823)	$(232,497)

Net loss per share attributable to common stockholders, basic and diluted	$(22.42)	$(205.45)	$(104.33)

Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	3,620,235	303,927	247,507

	As of December 31,
	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$94,759	$54,355	$28,543
Working capital	78,828	27,922	25,660
Total assets	106,031	64,132	30,484
Debt	13,670	—	—
Convertible preferred stock warrant liability	—	19,529	348
Convertible preferred stock	—	177,418	112,847
Deficit accumulated during development stage	(225,840)	(147,384)	(98,586)
Total stockholders’ equity (deficit)	74,850	(147,361)	(86,275)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the “Risk Factors” section in Part I Item IA.

Overview

We are a pharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. We have completed our two-part pivotal Phase 3 trial of our lead product candidate, patiromer, for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The design of this pivotal Phase 3 trial was agreed to under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. Each part of this trial met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. We expect to submit a New Drug Application, or NDA, in the third quarter of 2014. Patiromer is a non-absorbed, optimized potassium binding polymer administered as a convenient oral suspension powder.

Since commencing operations in October 2007, we have devoted substantially all our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including patiromer, and we have devoted substantially all of our financial resources to the clinical development of patiromer. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through December 31, 2013, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

In November 2013, we sold and issued 7,877,500 shares of our common stock in our initial public offering, or IPO, at a price to the public of $11.00 per share for an aggregate offering price of approximately $86.6 million, which included the exercise in full by the underwriters of their option to purchase additional shares of our common stock. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $8.7 million, the net proceeds from the offering were approximately $78.0 million.

We have never been profitable and, as of December 31, 2013, we had a deficit accumulated during development stage of $225.8 million. We incurred net losses of approximately $73.8 million, $43.7 million and $25.8 million in the years ended December 31, 2013, 2012 and 2011, respectively. We expect to continue to incur net operating losses for at least the next few years as we complete the advancement of patiromer through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization.

We will need additional funding to support our operating activities, especially as we approach commercial launch in the United States and as we build our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Patiromer was developed utilizing our proprietary polymer drug discovery technology, which we acquired pursuant to an IP License and Assignment Agreement and an Exchange Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen, Inc., or Amgen. In November 2009, we entered into an Amended and Restated License and Assignment Agreement pursuant to which we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, including patiromer. In March 2013, we satisfied our sole milestone payment obligation with respect to patiromer with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. We have global royalty-free commercialization rights to patiromer, the treatment of which has intellectual property protection in the U.S. until at least 2030. If approved by the FDA, we plan to commercialize patiromer for hyperkalemia in the U.S. with an approximately 100 person specialty sales force targeting nephrologists and cardiologists.

Utilizing our proprietary polymer drug discovery technology, we have also developed a pre-clinical product candidate, RLY6002, which is currently being evaluated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus. While we have developed a clinical plan, we have not yet initiated a clinical trial for RLY6002. We currently intend to focus substantially all of our resources on the advancement of patiromer through NDA submission and commercialization.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently use third-party clinical research organizations, or CROs, to carry out our clinical trials and we do not yet have a sales organization. We expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of patiromer, as well as for commercialization and marketing related activities as we prepare for a possible commercial launch of patiromer.

Polymeric-based drugs like patiromer generally require large quantities of drug substance as compared to small molecule drugs. Our current supplier of drug substance, Lanxess, does not currently have the capacity to manufacture patiromer in the quantities that we believe will be sufficient to meet anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of patiromer, enabling us to achieve gross margins similar to those achieved by other companies who produce non-absorbed polymeric drugs.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	costs related to compliance with drug development regulatory requirements;

•	costs related to pre-commercialization manufacturing activities, such as manufacturing process validation activities and the manufacturing of commercial supply;

•	a one-time milestone payment of $12.5 million made pursuant to our IP License and Assignment Agreement; and

•	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development expenses to operations as they are incurred. We are focusing substantially all of our resources and development efforts on the development of patiromer. We expect to continue to make substantial investments in research and development activities during the next few years as we seek to complete our clinical program, pursue regulatory approval of patiromer in the United States and prepare for a possible commercial launch of patiromer, which will require a significant investment in contract manufacturing and inventory build-up related costs. Predicting the timing or the final cost to complete our clinical program and/or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. Furthermore, we are unable to predict when or if patiromer will receive regulatory approval in the United States with any certainty. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, and travel expenses for personnel in our executive, finance, commercial, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax and legal services. We expect our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of patiromer and to support our operations as a public company. These increased expenses associated with being a public company will include increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest received or earned on our cash, cash equivalents and short-term investments balances. Other income (expense) primarily includes gains and losses from the re-measurement of our liabilities related to our convertible preferred stock warrants. Upon the closing of the IPO, we performed a final re-measurement of the preferred stock warrants issued and recorded the impact of the re-measurement to interest and other income (expense), net. The preferred stock warrants that were issued as part of the sale of preferred stock were exercised for cash or were automatically net exercised upon the completion of the IPO. Upon conversion of convertible preferred stock to common stock, we issued 187,690 shares of common stock as a result of cash exercises and 2,375,386 shares of common stock were issued as a result of the net exercise of the preferred stock warrants. All of the remaining preferred stock warrants were converted to warrants to purchase common stock as a result of the IPO. These warrants will no longer be re-measured after November 15, 2013. See also “Estimated Fair Value of Convertible Preferred Stock Warrants” under Critical Accounting Policies and Significant Estimates below.

Interest Expense

Interest expense consists of cash and noncash interest costs related to our borrowings. The noncash interest costs consist of the amortization of the fair value of warrants that were issued in connection with our borrowings, with the initial fair value of the warrants being amortized to interest expense over the term of the governing agreements.

Critical Accounting Polices and Significant Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the Notes to our financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. We determine the actual expense accrual through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors. Through December 31, 2013, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Contract Manufacturing Accruals

Contract manufacturing costs are a component of research and development expenses. We accrue and expenses contract manufacturing activities performed by third parties based upon actual work or the estimated amount of work completed in accordance with agreements established with contract manufacturing organizations. We determine the actual costs or estimates the costs through discussions with internal personnel and external service providers as to the manufacturing activities that were performed or completed and the agreed-upon fee to be paid for such services.

Stock-Based Compensation

We account for all stock-based awards issued to employees, non-employees and directors using the Black-Scholes option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures, and is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. The fair value of stock-based awards granted to non-employees is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of the arrangements with non-employees are subject to re-measurement over the vesting terms as earned.

Total compensation cost recorded in the statements of operations is allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$2,435	$485	$611
General and administrative	1,474	692	446

	$3,909	$1,177	$1,057

As of December 31, 2013, we had $14.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 3.0 years. For stock option awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we issue additional stock-based awards to attract and retain our employees.

Significant Factors, Assumptions and Methodologies Used in Determining the Estimated Fair Value of Our Stock Options

We estimate the fair value of our stock-based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies, which are publicly-traded. When selecting these public companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of our stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay, dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted to employees using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average exercise price of options granted	$7.91	$3.96	$4.13
Expected volatility	95-110%	87-95%	77-93%
Expected term (in years)	6	6	5-6
Risk-free rate	1.1-1.8%	0.8-1.1%	0.9-2.2%
Expected dividends	0%	0%	0%

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.

Fair Value Estimate of Our Common Stock

Prior to our IPO, the fair value of the shares of common stock underlying the stock options has historically been determined by our board of directors. Given the absence of a public trading market prior to the IPO, and in accordance with the American Institute of Certified Public Accountants Practice Aid, our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at the time of grant of the option. These factors included contemporaneous, independent valuations of our common stock, the rights and preferences of our convertible preferred stock relative to our common stock, valuation of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock, the likelihood of achieving a discrete liquidity event, such as an IPO, given prevailing market conditions, and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the board of directors until the IPO when our common stock started trading in the NASDAQ Global Select Market under ticker symbol RLYP on November 15, 2013. Consequently, after our IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Convertible Preferred Stock Warrant Liability

Freestanding warrants for convertible preferred stock that are related to the purchase of convertible preferred stock and issuance of debt are classified as liabilities and recorded at fair value regardless of the timing of the redemption feature or the redemption price or the likelihood of redemption. Previously outstanding convertible preferred stock warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of warrant liability and interest and other income (expense), net. The fair values of the outstanding warrants for Series A-1 and B-1 convertible preferred stock are measured using the Black-Scholes option pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, volatility of the price of the underlying stock, the remaining contractual term of the warrants, risk-free interest rates and expected dividends. Until December 31, 2012, the fair value of our convertible preferred stock was estimated by allocating its enterprise value using the option pricing method. We determined the fair value of the Series C-1 convertible preferred stock warrants that were issued during 2012 using the intrinsic value.

During October 2013, the Company issued 1,633,126 shares of Series C-2 convertible preferred stock at a price of $9.1848 per share for aggregate gross proceeds of $15.0 million. In connection with the Series C-2 financing, we issued warrants to purchase 479,221 shares of Series C-2 convertible preferred stock at an exercise price of $0.17 per share during October 2013. The Series C-2 convertible preferred stock warrants were valued at $15.308 per share at the time of issuance based on their intrinsic value. The warrants have been determined to be a deemed dividend to preferred stockholders, and the $7.3 million fair value has been classified as a decrease to stockholders’ equity and as a convertible preferred stock warrant liability. The C-1 and C-2 convertible preferred stock was valued using the probability-weighted expected return method, or PWERM, to allocate the enterprise value to the Company’s various equity components. Under this method, the per share value of each class of stock can be estimated based upon the probability-weighted present value of expected future equity values, under various possible future liquidity event scenarios.

Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically became exercisable for shares of our common stock based upon the conversion ratio of the underlying class of preferred stock. Warrants that were related to the purchase of convertible preferred stock were exercised or automatically net exercised at the time of our IPO. Upon consummation of our IPO, all classes of our preferred stock converted into common stock and the liabilities related to the warrants were re-classified as a component of equity which are no longer subject to re-measurement.

Net Operating Loss Carryforwards

As of December 31, 2013, we had net operating loss carryforwards of approximately $163.2 million and $158.8 million that may be available, subject to the limitations described below, to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively.

Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. We have performed an initial analysis under Section 382. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2013 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, the deferred tax asset-schedule and associated valuation allowance will be updated. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

As of December 31, 2013, we had research and development credit carryforwards of approximately $2.6 million and $3.2 million available to reduce future tax expense, if any, for federal and California state income tax purposes, respectively. The federal credits expire beginning in 2027, and the California credits carry forward indefinitely.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO of our common stock, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and we have been a public company for at least one year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$58,971	$36,052	$22,919	64%
General and administrative	11,940	7,285	4,655	64

Total operating expenses	70,911	43,337	27,574	64

Loss from operations	(70,911)	(43,337)	(27,574)	64
Interest and other income (expense), net	(1,481)	(382)	(1,099)		*
Interest expense	(1,453)	(6)	(1,447)		*

Net loss	$(73,845)	$(43,725)	$(30,120)	69%

*	Percentage not meaningful

Research and Development. During the year ended December 31, 2013, research and development expenses increased $22.9 million, or 64% as compared to 2012. The increase was primarily the result of a $12.5 million milestone payment we made to Amgen in March 2013 pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for patiromer. The increase was also due to increases in clinical trial expenses of $6.8 million related to our Phase 3 clinical trial and in consulting and outside services expenses of $2.6 million, primarily related to regulatory activities. In addition, personnel costs increased $0.9 million due to an increase in headcount and depreciation expense increased $0.3 million as a result of leasehold improvements.

General and Administrative. During the year ended December 31, 2013, general and administrative expenses increased $4.7 million, or 64% as compared to 2012. The increase was primarily due to an increase of $2.0 million in costs related to commercial, marketing and medical affairs activities as we prepare for a potential commercial launch of patiromer and an increase of $2.0 million in personnel costs resulting from an increase in headcount and stock-based compensation. Furthermore, we incurred an additional $0.3 million in professional fees in preparation for and as a result of becoming a public company.

Interest and Other Income (Expense), Net. During the year ended December 31, 2013, interest and other expense, net changed by $1.1 million as compared to 2012. The change is primarily due to the increase in other expenses related to the increased value of warrants to acquire convertible preferred stock that were issued in connection with our preferred stock financings, capital loan and equipment line of credit.

Interest Expense. During the year ended December 31, 2013, interest expense increased $1.4 million as compared to 2012. The increase is due to interest expense associated with our $12.5 million loan drawn in January 2013 under our term loan and our equipment line of credit.

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$36,052	$20,363	$15,689	77%
General and administrative	7,285	5,164	2,121	41

Total operating expenses	43,337	25,527	17,810	70

Loss from operations	(43,337)	(25,527)	(17,810)	70
Interest and other income (expense), net	(382)	123	(505)		*
Interest expense	(6)	(419)	413		*

Net loss	$(43,725)	$(25,823)	$(17,902)	69%

*	Percentage not meaningful

Research and Development. During the year ended December 31, 2012, research and development expenses increased $15.7 million, or 77%, as compared to 2011. The increase was primarily due to increases in clinical trial related expenses of $6.3 million and contract manufacturing related expenses of $6.2 million, in each case attributable to conducting and supporting our Phase 2 studies and preparation for the initiation of our pivotal Phase 3 trial. In addition, personnel costs increased by $2.7 million and consulting costs increased by $0.2 million in connection with our expanded clinical and manufacturing activities.

General and Administrative. During the year ended December 31, 2012, general and administrative expenses increased $2.1 million, or 41%, as compared to 2011. The increase was primarily due to increases of $0.8 million in personnel costs as a result of an increase in headcount, $0.8 million in legal fees related to intellectual property matters and $0.5 million in consulting costs.

Interest and Other Income (Expense), Net. During the year ended December 31, 2012, interest and other expense, net changed by $0.5 million during 2012 as compared to 2011. The change is primarily due to the increase in other expenses related to the increased value of warrants to acquire convertible preferred stock that were issued in connection with our Series C preferred stock financing, a convertible note, a capital loan and an equipment line of credit.

Interest Expense. During the year ended December 31, 2012, interest expense decreased $0.4 million as compared to 2011. The decrease is due to the repayment of a capital loan during January 2012 and a decrease in the outstanding borrowings under our equipment line of credit.

Liquidity and Capital Resources

Since inception through December 31, 2013, our operations have been financed primarily through net proceeds of $270.2 million pursuant to our IPO, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit. As of December 31, 2013 we had $94.8 million of cash and cash equivalents. Our cash and cash equivalents were held in cash and money market accounts as of December 31, 2013. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. From inception through December 31, 2013, we have incurred cumulative net losses of $216.2 million. Management expects to incur additional losses for at least the next few years to conduct product research and development and to conduct pre-commercialization and marketing activities.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash (used in) provided by
Operating activities	$(62,640)	$(35,510)	$(23,561)
Investing activities	35,335	(28,478)	(1,277)
Financing activities	106,843	63,960	29,810

Net increase (decrease) in cash and cash equivalents	$79,538	$(28)	$4,972

Cash Flows from Operating Activities. Net cash used in operating activities was $62.6 million for the year ended December 31, 2013 and consisted primarily of our net loss of $73.8 million, which includes the $12.5 million milestone payment to Amgen in March 2013, less noncash charges such as stock-based compensation expense and the revaluation of warrants to purchase convertible preferred stock of $3.9 million and $1.6 million, respectively. The significant items in the change in operating assets and liabilities include a $3.4 million increase in other assets, partially offset by an increase of $3.5 million in accrued and other liabilities and a decrease of $2.7 million in other receivables.

Net cash used in operating activities was $35.5 million for the year ended December 31, 2012 and consisted primarily of our net loss of $43.7 million, less noncash charges such as stock-based compensation expense of $1.2 million and $0.5 million related to the revaluation of warrants to purchase convertible preferred stock. The significant items in the change in operating assets and liabilities include increases in accrued liabilities of

$3.5 million, deferred rent of $4.3 million and accounts payable of $1.5 million, which are partially offset by an increase in other receivables of $3.0 million. The increase in deferred rent and other receivables is related to the tenant allowance provided to us as part of the lease agreement we entered into for our new corporate headquarters during 2012.

Net cash used in operating activities was $23.6 million for the year ended December 31, 2011 and consisted primarily of our net loss of $25.8 million, less noncash charges such as stock-based compensation expense of $1.1 million and depreciation and amortization expense of $0.8 million. The significant items in the change in operating assets and liabilities include an increase in accounts payable of $0.9 million, which is partially offset by an increase in prepaid expenses and other current assets of $0.5 million.

Cash Flows from Investing Activities. Net cash provided by investing activities for the year ended December 31, 2013 was $35.3 million and consisted primarily of short-term investments of $49.2 million that matured during the year. The cash provided by investing activities was partially offset by purchases of investments of $10.1 million and purchases of fixed assets of $3.8 million.

Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $28.5 million and $1.3 million, respectively. For the year ended December 31, 2012, net cash used in investing activities was comprised mainly of purchases of short-term investments of $46.2 million and purchases of fixed assets of $2.7 million, partially offset by proceeds from the maturities of short-term investments of $20.4 million. For the year ended December 31, 2011, net cash used in investing activities was comprised mainly of purchases of short-term investments of $18.1 million, partially offset by proceeds from the maturities of short-term investments of $17.0 million.

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2013 was $106.8 million and consisted primarily of net proceeds from our IPO of $78.0 million, $15.0 million in proceeds from the sale of our Series C-2 convertible preferred stock, $12.4 million from our capital loan and $1.2 million from our equipment line of credit. These proceeds were partially offset by payments under our equipment line of credit.

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 was $64.0 million and $29.8 million, respectively. For the year ended December 31, 2012 net cash provided by financing activities consisted mainly of the net proceeds from the issuance of our convertible preferred stock of $64.6 million, partially offset by principal payments under a capital loan and an equipment line of credit of $0.8 million. For the year ended December 31, 2011, net cash provided by financing activities consisted mainly of the net proceeds from the issuance of our convertible preferred stock of $34.9 million, partially offset by principal payments under a capital loan and an equipment line of credit $5.2 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for at least the next few years. We expect our cash expenditures to increase in the near term as we pursue regulatory approval of patiromer in the U.S., and to prepare for a possible commercial launch of patiromer. In particular, our pre-commercialization activities for patiromer, including development costs relating to the validation of our commercial manufacturing process and inventory supply, will require a significant investment in contract manufacturing and other commercial launch related costs. As of December 31, 2013, we believe that our existing cash and cash equivalents, plus access to the $7.5 million tranche pursuant to our term loan, will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for patiromer and the costs of post-marketing studies that could be required by regulatory authorities;

•	the costs of obtaining commercial supplies of patiromer;

•	our ability to successfully commercialize patiromer;

•	the manufacturing, selling and marketing costs associated with patiromer, including the cost and timing of expanding our sales and marketing capabilities;

•	the amount of sales and other revenues from patiromer, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

•	the draw down, if any, of the $7.5 million tranche pursuant to our term loan;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$15,850	$5,598	$10,252	$—	$—
Operating lease obligations(3)	8,798	1,278	2,842	3,068	1,610
Purchase obligations(4)	22,508	7,508	15,000	—	—

Total contractual obligations	$47,156	$14,384	$28,094	$3,068	$1,610

(1)	Per the terms of our IP License and Assignment Agreement, upon a change in control transaction we are required to pay to Ilypsa (Amgen) an increasing amount of the purchase price, less certain expenses, of such transaction, ranging from approximately 6.7% to 10% of such amount, up to a cap of $30.0 million. This payment has been excluded from the tables above due to the uncertainty of the occurrence and/or timing of a change of control transaction.
(2)	The long-term debt obligation is comprised of a venture debt agreement that was executed during January 2013 and an equipment line of credit that was obtained during May 2013.
(3)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements. Under the terms of the lease, we are able to draw down an additional $0.8 million in landlord funded lease-hold improvements. As of December 31, 2013 we had initiated additional lease-hold improvements that will be substantially funded by this $0.8 million in landlord funding. The amounts funded by the landlord will increase our rent payments in the future.

(4)	The purchase commitment is related to our memorandum of understanding with Lanxess that was amended on June 27, 2013 and September 30, 2013 (Amended MOU). On January 9, 2014 we entered into a Supply Agreement with Lanxess that superseded the Amended MOU. Per the terms of the Supply Agreement, the forecasted payments on an annual basis are expected to be $12.2 million and $11.8 million during 2014 and 2015, respectively. The timing of some of the payments is based on estimates and forecasts that could change. In addition, we will be required to purchase an additional $12.3 million of API from Lanxess if Lanxess meets certain requirements as defined by the Supply Agreement.

Purchase Commitments

Our only material non-cancelable purchase commitment with contract manufacturers or service providers is with LANXESS Corporation, or Lanxess. Lanxess serves as a commercial manufacturer and commercial supplier of the active ingredient of patiromer and provides manufacturing services in relation to the product. Other than the foregoing purchase commitment, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On January 31, 2013, we entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, which provides for up to $20.0 million of loan financing in two separate tranches. In January 2013, we drew the full amount of the first tranche, $12.5 million. The second tranche of $7.5 million became available upon achievement of the positive primary endpoints of our pivotal Phase 3 trial for patiromer. On December 19, 2013, we amended the loan and security agreement to extend the draw period of the second tranche to June 30, 2014. All outstanding debt drawn under the loan and security agreement is due in full by July 1, 2016, along with a final payment of 6% of the amounts advanced, and we are repaying the principal and amortized interest on current debt obligation over a period of 30 months with an interest rate of 7.80%. The outstanding debt is secured by substantially all of our assets, subject to the security priority of our equipment line of credit discussed below, and except for intellectual property, which is subject to a negative pledge. The negative pledge on our intellectual property generally does not permit us to grant a security interest in the covered intellectual property to another party without the consent of Oxford Finance and Silicon Valley Bank; however, the negative pledge does not generally restrict our ability to license our intellectual property.

In accordance with the terms of the loan and security agreement, in January 2013, we issued warrants to Oxford Finance to purchase an aggregate of 40,828 shares, and to Silicon Valley Bank to purchase 13,609 shares, of our Series C-1 convertible preferred stock with an exercise price per share of $9.1848. All warrants converted to warrants to purchase 54,437 shares of common stock upon our IPO. The loan and security agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of December 31, 2013, principal of $12.5 million was outstanding under the loan and security agreement, and we were in compliance with all required covenants.

Equipment Line of Credit

On May 2, 2013, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.6 million through June 30, 2013. All outstanding debt drawn under the equipment line of credit is amortized and payable in 36 monthly installments of principal and interest commencing on the month following the draw with an effective interest rate of 5.75%. The outstanding balance on the credit line is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, we issued a warrant to Silicon Valley Bank in May 2013 to purchase 6,968 shares of our Series C-1 convertible preferred stock at an exercise price per share of $9.1848. All warrants converted to warrants to purchase 6,968 shares of common stock upon our IPO.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of December 31, 2013, principal of $1.0 million was outstanding under the line of credit, and we were in compliance with all required covenants.

Operating Lease

In September 2012, we entered into a lease agreement for office and laboratory facilities in Redwood City, California. The lease term commenced on January 1, 2013 for a period of seven years with options to extend for two additional three-year terms. The operating lease agreement contains an initial two month rent holiday and rent escalation provisions over the term of the lease.

The lease agreement provides us with an initial tenant improvement allowance of $4.7 million in order for us to complete an office renovation and a lab build out. An additional allowance of $0.8 million was provided to the Company and is expected to be drawn. We will account for the aggregate tenant improvement allowance received as a leasehold improvement asset and a deferred rent liability on the accompanying balance sheets. The tenant improvement allowance asset will be amortized as depreciation expense and the deferred rent liability balance as a credit to rent expense over the period from which the improvements were placed in service until the end of their useful life or until the end of the lease term, whichever is shorter. As of December 31, 2013, we had $0.2 million in other receivables and $4.9 million in capitalized costs related to the tenant improvement allowance.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our certificate of incorporation and bylaws, we have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification. An entity would not need to show the statement of operations line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. We adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on our financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. As this guidance relates to presentation only, we do not expect the adoption to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations. Due to the fixed interest rate of our credit facility, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates.

Interest Rate Risk

As of December 31, 2013, we had cash and cash equivalents of $94.8 million, which consist of cash and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Rate Fluctuations

We are exposed to some degree of foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euros. In particular, we pay our CROs outside of the United States in the currencies of their respective jurisdictions. In addition, we may be subject to fluctuations in foreign currency exchange risk with our CMOs that are located in jurisdictions that have currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have had a material impact on our financial statements.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item are included in Item 15. of this report and are presented beginning on page 98.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of March 1, 2014:

Name	Age	Position(s)
Executive Officers
John A. Orwin	49	President and Chief Executive Officer, Director
Kristine M. Ball	42	Chief Financial Officer and Senior Vice President
Lance Berman, M.D., M.S.	43	Chief Medical Officer and Senior Vice President
Mary E. Corbett	62	Senior Vice President, Human Resources
Ronald A. Krasnow, Esq	51	General Counsel, Senior Vice President and Secretary
Claire Lockey	61	Senior Vice President, Pharmaceutical Development and Regulatory Affairs
Wilhelm Stahl, Ph.D.	54	Senior Vice President, Pharmaceutical Operations

Non-Employee Directors
John P. Butler(2)	49	Director
Paul J. Hastings(1)(2)	54	Director
Ronald M. Hunt(2)	49	Director
David W.J. McGirr(1)	59	Director
Scott M. Rocklage, Ph.D.(3)	59	Chairman of the Board
Thomas J. Schuetz, M.D., Ph.D.(1)	53	Director
Jonathan T. Silverstein, Esq.(3)	47	Director
Klaus Veitinger, M.D.(2)	52	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

John A. Orwin has served as our President and Chief Executive Officer and as a member of our board of directors since June 2013. Prior to Relypsa, Mr. Orwin served as President and Chief Operating Officer of Affymax, Inc., a biotechnology company, from April 2010 to January 2011, and as their Chief Executive Officer and a member of their board of directors from February 2011 to May 2013. From 2005 to April 2010, Mr. Orwin served as Vice President and then Senior Vice President of the BioOncology Business Unit at Genentech, Inc. (now a member of the Roche Group), a biotechnology company, where he was responsible for all marketing, sales, business unit operations and pipeline brand management for Genentech’s oncology portfolio in the United States. From 2001 to 2005, Mr. Orwin served in various executive-level positions at Johnson & Johnson, a life sciences company, overseeing oncology therapeutic commercial and portfolio expansion efforts in the U.S. Prior to such roles, Mr. Orwin held senior marketing and sales positions at various life sciences and pharmaceutical companies, including Alza Corporation (acquired by Johnson & Johnson), Sangstat Medical Corporation (acquired by Genzyme), Rhone-Poulenc Rorer Pharmaceuticals, Inc. (merged with Sanofi-Aventis) and Schering-Plough Corporation (merged with Merck). Mr. Orwin serves as a member of the board of directors of Array BioPharma Inc., a biopharmaceutical company, Seattle Genetics, Inc., a biotechnology company and Affymax, Inc., a biotechnology company, and served on the board of directors of NeurogesX, Inc., a biopharmaceutical company, until July 2013. Mr. Orwin holds a B.A. in Economics from Rutgers University and an M.B.A. from New York University. We believe Mr. Orwin is qualified to serve on our board of directors based on his management experience in the life sciences sector.

Kristine M. Ball has served as our Chief Financial Officer and Senior Vice President since November 2012. Prior to Relypsa, Ms. Ball was an independent consultant from June 2011 to October 2012, advising start-up life science companies on various strategic and operational business matters. Prior to being a consultant, Ms. Ball was Senior Vice President of Finance and Administration and Chief Financial Officer of KAI Pharmaceuticals, Inc. (acquired by Amgen), a drug discovery company, from February 2005 to January 2011, where she was responsible for finance, administration and strategic planning and was involved in a venture capital financing, pharmaceutical partnerships and, as a consultant, KAI’s acquisition. Prior to KAI, Ms. Ball served as Vice President of Finance at Exelixis, Inc., a biotechnology company, from 2000 to 2005, where she was involved in four acquisitions and Exelixis’ initial public offering and other financings. Prior to Exelixis, Ms. Ball was a senior manager in Ernst & Young’s life sciences audit practice. Ms. Ball holds a B.S. in Accounting from Babson College and is a certified public accountant.

Lance Berman, M.D., M.S. joined Relypsa in December 2011 as Senior Vice President, Commercial Strategy and Medical Affairs and was promoted in October 2012 to Chief Medical Officer and Senior Vice President. Prior to Relypsa, Dr. Berman was Chief Medical Officer of CPEX Pharmaceuticals, Inc. (acquired by Footstar), a pharmaceutical company, from February 2009 to April 2011, where he was responsible for the clinical development of CPEX’s late stage clinical product and in-licensing and acquisition strategies. Prior to that, Dr. Berman served in various medical leadership roles at Pfizer Inc., a pharmaceutical company, from June 2003 to January 2009, where he was responsible for atherosclerosis, hypertension and endocrinology products serving at various times as U.S. or Global Medical Team Leader. Previously, Dr. Berman held roles of increasing responsibility at Schering-Plough Corporation (merged with Merck) and Janssen Pharmaceuticals, Inc. (Johnson & Johnson), both pharmaceutical companies. Dr. Berman received his Bachelor of Medicine and Bachelor of Surgery degrees at the University of Cape Town in Cape Town, South Africa and an M.S. in Pharmaceutical Medicine from Hibernia College.

Mary E. Corbett joined Relypsa in December 2013 as Senior Vice President, Human Resources. Prior to Relypsa, Ms. Corbett was a human resources consultant from July 2013 to December 2013. Prior to being a consultant, Ms. Corbett served as Vice President, Human Resources at Verinata Health, a maternal and fetal health company acquired by Illumina, Inc., from November 2012 to June 2013, and an executive-level human resources consultant from February 2012 to November 2012. Prior to Verinata Health, Ms. Corbett served as Vice President, Human Resources of Pacific Biosciences of California, Inc., a biotechnology company, from July 2008 to September 2011. During her tenure at Pacific Biosciences, the company grew from 150 to over 500 employees, launched its first product and completed an initial public offering. Prior to Pacific Biosciences, Ms. Corbett headed the Human Resources function for Synarc, Broadlane, myCFO, and MarketMile. Ms. Corbett also had a human resources consulting practice based in Paris for six years. She holds a BA from Fordham University and an MA from Columbia University.

Ronald A. Krasnow, Esq. has served as our General Counsel and Senior Vice President since January 2009, and prior to that served as our Vice President and Chief Patent Counsel since October 2007. Prior to Relypsa, Mr. Krasnow served in various positions at Symyx Technologies, Inc., a research company, from 1997 to 2007, including Senior Vice President, Intellectual Property. Prior to Symyx, Mr. Krasnow was an attorney at Fish & Neave (now Ropes & Gray LLP), where he practiced complex patent litigation and interferences. Mr. Krasnow has also served as a patent examiner at the U.S. Patent and Trademark Office. Mr. Krasnow received a B.S. in Materials and Metallurgical Engineering from the University of Michigan and a J.D. from the George Washington University Law School.

Claire Lockey has served as our Senior Vice President, Pharmaceutical Development and Regulatory Affairs since September 2010, and prior to that Ms. Lockey served as our Vice President, Regulatory Affairs from February 2010 to September 2010. Prior to Relypsa, Ms. Lockey served for over six years as Vice President Regulatory Affairs at FibroGen, Inc. Ms. Lockey has held similar executive-level positions at other biopharmaceutical companies including Titan Pharmaceuticals, Layton Bioscience, Connetics, Gore Hybrid Technologies and a ten-year consulting position at Synergia, an organization focused on the regulatory and clinical development of new health care products. Ms. Lockey received a B.A. in Biology from Boston University.

Wilhelm Stahl, Ph.D. has served as our Senior Vice President, Pharmaceutical Operations since September 2011. Prior to Relypsa, from January 2009 to August 2011, Dr. Stahl was a Managing Partner of Rondaxe Enterprises, a consulting firm, providing consulting services and strategic advice on CMC aspects of drug development, supply chain management and strategic business support. From 2005 to 2008, Dr. Stahl was Head of the Pharma Custom Manufacturing business of Saltigo GmbH, a subsidiary of Lanxess AG. Prior to that Dr. Stahl has held a variety of positions with increasing responsibilities in the pharmaceutical R&D organizations of Hoechst, HMR (now Aventis) and Bayer. Dr. Stahl received a Ph.D. from the Institute for Organic Chemistry and Biochemistry at the University of Bonn.

Non-Employee Directors

John P. Butler has served as a member of our board of directors since September 2013. Mr. Butler has served as the President and Chief Executive Officer of Akebia Therapeutics, Inc., a biopharmaceutical company, since September 2013. From October 2011 to April 2013, Mr. Butler served as the Chief Executive Officer of Inspiration Biopharmaceuticals, Inc., a biopharmaceutical company that filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 2012 prior to the successful sale of its hemophilia assets to Cangene Corporation and Baxter International in early 2013. Prior to Inspiration, Mr. Butler held various positions at Genzyme Corporation (acquired by Sanofi-Aventis), a biotechnology company, from 1997 to July 2011, including President, Personalized Genetic Health, President, Cardiometabolic and Renal Division and President, General Manager Renal Business. Prior to Genzyme, Mr. Butler held various positions of increasing responsibility at Amgen, Inc., a biopharmaceutical company, including serving as a product manager from 1995 to 1997. Mr. Butler received a B.A. in Chemistry from Manhattan College and an M.B.A. from Baruch College. We believe that Mr. Butler is qualified to serve on our board of directors due to his industry experience in the biotechnology sector.

Paul J. Hastings has served as a member of our board of directors since October 2012. Mr. Hastings has served as the Chairman and Chief Executive Officer of OncoMed Pharmaceuticals, Inc., a pharmaceutical company, since 2013 and President and Chief Executive Officer since 2006. Prior to OncoMed, Mr. Hastings was President and Chief Executive Officer of QLT, Inc. from 2002 to 2005 and Axys Pharmaceuticals, Inc. (Acquired by Celera Corporation) from 2001 to 2002, both pharmaceutical companies. Previously, Mr. Hastings served as the President of Chiron BioPharmaceuticals (acquired by Novartis), a pharmaceutical company, and President and Chief Executive Officer of LXR Biotechnology, a biotechnology company. Mr. Hastings has also served in various positions at Genzyme Corporation (acquired by Sanofi-Aventis) and Synergen, Inc. (acquired by Amgen), both biotechnology companies. Mr. Hastings has served on various private and public company boards, and currently serves on the board of directors of OncoMed and Pacira Pharmaceuticals, Inc., a pharmaceutical company. Mr. Hastings received a B.S. in Pharmacy from the University of Rhode Island. We believe that Mr. Hastings is qualified to serve on our board of directors due to his deep industry experience and service on other boards of directors of life sciences companies.

Ronald M. Hunt has served as a member of our board of directors since July 2012. Mr. Hunt has served as a Managing Director at New Leaf Venture Partners, a venture capital firm, since 2005, focusing on investments in biopharmaceutical companies. Previously, Mr. Hunt served at the Sprout Group, a venture capital firm, and was a consultant with consulting firms Coopers & Lybrand Consulting and The Health Care Group. Prior to entering the consulting field, Mr. Hunt served in various sales and marketing positions at Johnson & Johnson and SmithKline Beecham Pharmaceuticals. Mr. Hunt currently serves on the board of directors of Durata Therapeutics, Inc., a pharmaceutical company. Mr. Hunt received a B.S. in Business Management and Marketing from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Mr. Hunt is qualified to serve on our board of directors due to his investment and industry experience in the life sciences sector and service on other boards of directors of life sciences companies.

David W.J. McGirr has served as a member of our board of directors since November 2012 and chairman of the audit committee since November 2012. Mr. McGirr served as Senior Vice President and Chief Financial Officer of Cubist Pharmaceuticals Inc., a pharmaceutical company, from 2002 to March 2013. Prior to Cubist, Mr. McGirr was the President and Chief Operating Officer of hippo inc, an internet technology company, and served as a member of their board of directors. Prior to hippo, Mr. McGirr was the President of GAB Robins North America, Inc., a risk management company, and served as Chief Executive Officer. Prior to that, Mr. McGirr served in various positions within the S.G. Warburg Group, an investment bank, ultimately serving as Chief Financial Officer, Chief Administrative Officer and Managing Director of its subsidiary S.G. Warburg & Co., Inc. Mr. McGirr currently serves on the board of directors of Insmed Incorporated, a biopharmaceutical company. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and an M.B.A. from the Wharton School at the University of Pennsylvania. We believe that Mr. McGirr is qualified to serve on our board of directors due to his management experience and experience in the financial sector.

Scott M. Rocklage, Ph.D. has served as a member of our board of directors since August 2007. Dr. Rocklage joined 5AM Ventures, a venture capital firm, in 2003 and has served as a Managing Partner since 2004. Dr. Rocklage was previously Chairman and Chief Executive Officer of Cubist Pharmaceuticals Inc., President and Chief Executive Officer of Nycomed Salutar and Nycomed Interventional, and held various research and development positions at Salutar, all pharmaceutical companies. Dr. Rocklage received a B.S. in Chemistry from the University of California, Berkeley and a Ph.D. in Chemistry from the Massachusetts Institute of Technology. We believe that Dr. Rocklage is qualified to serve on our board of directors due to his extensive healthcare management experience, scientific background and strategic leadership track record.

Thomas J. Schuetz, M.D., Ph.D. has served as a member of our board of directors since August 2010. Dr. Schuetz has been a consultant for clinical development programs at both public and privately-held biopharmaceutical companies since 2006. Dr. Schuetz was previously the Chief Medical Officer of Therion Biologics Corporation, a pharmaceutical company, and the Vice President of Clinical Affairs at Transkaryotic Therapies, Inc. (acquired by Shire Pharmaceuticals). Dr. Schuetz received a B.S. in Chemistry from Xavier University, an M.D. from Harvard Medical School and a Ph.D. in Genetics from Harvard University. He completed an internal medicine residency at Massachusetts General Hospital, where he was also Chief Medical Resident, and a Medical Oncology fellowship at the Dana-Farber Cancer Institute. Dr. Schuetz is Board Certified in Medical Oncology. We believe that Dr. Schuetz is qualified to serve on our board of directors due to his clinical and executive experience and medical background.

Jonathan T. Silverstein, Esq. has served as a member of our board of directors since August 2010. Mr. Silverstein has served as a General Partner of OrbiMed Advisors LLC, a venture capital firm, since 1999. Mr. Silverstein was previously a Director of Life Sciences in the Investment Banking Department at Sumitomo Bank, a financial services company, where he was in charge of strategic alliances, mergers and acquisitions in the biotechnology sector. Previously, Mr. Silverstein was an associate at Hambro Resource Development, a financial services company. Mr. Silverstein currently serves on the board of directors of Intercept Pharmaceuticals, Inc., a pharmaceutical company, and previously served on the board of directors of NxStage Medical, Inc. until January 2011. Mr. Silverstein received a B.A. in Economics from Denison University and a J.D. and an M.B.A., both from the University of San Diego. We believe that Mr. Silverstein is qualified to serve on our board of directors due to his investment experience in the life sciences sector.

Klaus Veitinger, M.D. has served as a member of our board of directors since November 2010. Dr. Veitinger has served as a Venture Partner at OrbiMed since 2007. Prior to joining OrbiMed, during his prior 16-year pharmaceutical career, Dr. Veitinger was employed at Schwarz Pharma AG, a pharmaceutical company, where he held senior management positions in drug development, licensing and business development, strategic planning and M&A, as well as general management. Most recently, Dr. Veitinger was a member of the Executive Board of Schwarz Pharma AG, and the Chief Executive Officer of Schwarz Pharma Inc. with responsibility for the U.S. and Asia businesses culminating in the ultimate sale of the Schwarz Group. Dr. Veitinger currently serves on the boards of directors of various private companies in the life sciences sector and Intercept Pharmaceuticals, Inc., a pharmaceutical company. Dr. Veitinger received a medical degree, as well as a doctorate, from Heidelberg University and an M.B.A. from INSEAD in France. We believe that Dr. Veitinger is qualified to serve on our board of directors due to his management and investment experience in the life sciences sector and medical and scientific background.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the U.S. Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except a Form 3 filing for Ms. Corbett that was filed one day late due to an administrative delay.

Board Composition

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered, three-year terms as set forth below. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

•	The Class I directors are Messrs. Hunt and Silverstein and Dr. Rocklage, and their terms will expire at the annual meeting of stockholders to be held in 2014;

•	The Class II directors are Messrs. McGirr and Orwin and Dr. Veitinger, and their terms will expire at the annual meeting of stockholders to be held in 2015; and

•	The Class III directors are Messrs. Butler and Hastings and Dr. Schuetz, and their terms will expire at the annual meeting of stockholders to be held in 2016.

The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.

Leadership Structure of the Board

Our amended and restated bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the board and Chief Executive Officer and/or the implementation of a lead director in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. Dr. Scott Rocklage currently serves as the Chairman of our board of directors. In that role, Dr. Rocklage presides over the executive sessions of the board of directors in which Mr. Orwin does not participate and serves as a liaison to Mr. Orwin and management on behalf of the board of directors.

Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Board Committees

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team in accordance with requirements established by the SEC;

•	is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

•	reviews our critical accounting policies and estimates; and

•	reviews the audit committee charter and the committee’s performance at least annually.

The current members of our audit committee are Messrs. Hastings and McGirr and Dr. Schuetz. Mr. McGirr serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board of directors has determined that Mr. McGirr is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement filed in connection with the initial public offering, or IPO, of our common stock. Our board of directors has determined that each of Messrs. Hastings and McGirr and Dr. Schuetz are independent under the applicable rules of NASDAQ. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and recommends corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and recommends to our board of directors the compensation of these officers based on such evaluations. The compensation committee also recommends to our board of directors the issuance of stock options and other awards under our stock plans. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter. The current members of our compensation committee are Messrs. Butler, Hastings and Hunt and Dr. Veitinger. Dr. Veitinger serves as the chairperson of the committee. Each of the members of our compensation committee, other than Dr. Veitinger, is independent under the applicable rules and regulations of The NASDAQ Global Select Market, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or the Code. The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

Dr. Veitinger does not qualify as an “independent” director in accordance with the NASDAQ listing requirements because he has received in excess of $120,000 in compensation during a period of twelve consecutive months within the past three years for his services as a consultant to the Company. However, as permitted by the applicable NASDAQ and SEC rules and regulations, we are phasing in our compliance with the independent compensation committee requirements in accordance with such rules and regulations that permit (1) one independent member of the committee at the time of listing; (2) a majority of independent members of the committee within 90 days of listing; and (3) all independent members of the committee within one year of listing. We do not believe our use of these phase-in periods adversely affects the ability of our compensation committee to act independently or to satisfy the other requirements thereof.

In addition, the compensation committee established a subcommittee comprised of Messrs. Butler, Hastings and Hunt, each of whom has been determined by our board of directors to be an “independent director” under the applicable NASDAQ rules and regulations, a “non-employee” director under Rule 16b-3 promulgated under the Exchange Act and an “outside director” under Section 162(m) of the Code. The compensation committee delegated power and authority to the independent committee to undertake all duties and responsibilities of the compensation committee as determined by the compensation committee, as required by the compensation committee charter, applicable law or the listing requirements of NASDAQ, or as may be delegated from the board of directors from time to time. We expect that each member of our compensation committee will be an “independent director” and a “non-employee director” as described above within the required phase-in periods. We also expect that each member of our compensation committee will be an “outside director” as described above within one year of our listing on NASDAQ.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters. The current members of our nominating and corporate governance committee are Mr. Silverstein and Dr. Rocklage. Mr. Silverstein serves as the chairman of the committee. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of NASDAQ relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity;

•	ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the industries in which we compete;

•	experience as a board member or executive officer of another publicly held company;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	conflicts of interest; and

•	practical and mature business judgment.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.relypsa.com. We will disclose any substantive amendments to the code of business conduct and ethics, or any waiver of its provisions, on our website. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

Limitation on Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under Delaware law.

We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage. To the extent the indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Item 11.	Executive Compensation.

The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our compensation committee, who is appointed by our board of directors, is responsible for establishing, implementing and monitoring our compensation philosophy and objectives. We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2013 were as follows:

•	John A. Orwin, President and Chief Executive Officer;

•	Gerrit Klaerner, Ph.D., Former President;

•	Lance Berman, M.D., M.S., Senior Vice President, Chief Medical Officer; and

•	Claire Lockey, Senior Vice President, Pharmaceutical Development and Regulatory Affairs.

Mr. Orwin was hired as our Chief Executive Officer and a member of our board of directors effective June 17, 2013 and as our President effective July 1, 2013. In connection with Mr. Orwin’s appointment, Dr. Klaerner resigned as President and a member of our board of directors, effective June 30, 2013.

2013 Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for services performed in the year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compen- sation ($)(4)	Total ($)
John Orwin	2013	257,292	29,973	4,792,760	120,027	398	5,200,450
President and Chief Executive Officer

Gerrit Klaerner, Ph.D.	2013	172,500	—	—	—	291,487	463,987
Former President(5)	2012	322,500	60,000	555,367	105,000	846	1,043,713

Lance Berman, M.D., M.S.	2013	309,000	12,926	251,348	72,074	25,372	670,720
Senior Vice President, Chief Medical Officer	2012	298,500	115,000	185,000	69,563	27,872	695,935

Claire Lockey	2013	304,000	—	251,348	76,000	596	631,944
SVP, Pharmaceutical Development and Regulatory Affairs	2012	285,700	30,000	141,636	69,563	1,228	528,127

(1)	The amounts reported in the Bonus column represent special discretionary bonuses granted to the NEOs during 2013 for performance not recognized as part of the annual performance-based bonus program of the company.

(2)	The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to our NEOs during 2013 and 2012 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 11 to the audited financial statements included in this report. The amounts reported in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the NEOs from the options.
(3)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the annual cash performance-based bonuses earned by our NEOs pursuant to the achievement of certain company and individual performance objectives. These amounts were paid to the named executive officers in February 2014. Please see the descriptions of the annual performance bonuses paid to our NEOs in “Narrative Disclosure to 2013 Summary Compensation Table—Terms and Conditions of Annual Bonuses” below.
(4)	The amounts reported in the All Other Compensation column represent certain long-term disability payments by us on behalf of the NEOs, other than Dr. Berman; company gifts to our NEOs; and a $25,000 relocation payment to Dr. Berman in connection with relocating to the San Francisco Bay Area pursuant to his original employment agreement with us. The amount for Dr. Klaerner includes a cash severance payment of $172,500, severance benefits of $12,347 consisting of payment of continued health, dental and vision insurance premiums for himself and any covered dependents for 6 months, consulting payments of $60,000, and accrued paid time off cash out of $46,442.
(5)	Dr. Klaerner resigned as our President and a member of our board effective as of June 30, 2013 in accordance with his Separation and Consulting Agreement with us dated May 9, 2013 and Transition Employment Letter Agreement with us dated October 25, 2012. Please see descriptions of the Separation and Consulting Agreement in the “Additional Narrative Disclosure—Terms and Conditions of Gerrit Klaerner’s Separation Agreement” below.

Narrative Disclosure to 2013 Summary Compensation Table

Terms and Conditions of Employment Agreements with our NEOs

We have entered into agreements with each of the NEOs in connection with his or her employment with us. With the exception of his own arrangement, each of these employment agreements was negotiated on our behalf by Mr. Orwin, with the oversight and approval of our board of directors.

In June 2013, we entered into an offer letter agreement with Mr. Orwin in connection with his commencement of employment with us. Mr. Orwin’s agreement was negotiated directly with the Chairman of our compensation committee and approved by our board of directors, including a grant to Mr. Orwin of an option to purchase 831,432 shares of our common stock vesting over four years.

Our employment agreements with our NEOs set forth the terms and conditions of employment of each NEO, including base salary, target annual bonus opportunity and standard employee benefit plan participation. Our board of directors or the compensation committee reviews each NEO’s base salary and target bonus opportunity annually to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities. For 2013, Mr. Orwin’s base salary was $475,000, Dr. Klaerner’s base salary was $345,000, Dr. Berman’s base salary was $309,000 and Ms. Lockey’s base salary was $304,000. Dr. Klaerner resigned his employment effective June 30, 2013. In addition, for 2013, Mr. Orwin, Dr. Berman and Ms. Lockey had an annual cash bonus target of 50%, 25%, and 25%, respectively, of base salary awarded based on the achievement of certain objectives approved by our board of directors. Please see the section below entitled “Terms and Conditions of Annual Bonuses” for a further description of the annual bonuses awarded to our NEOs.

We may terminate the employment of Mr. Orwin under his employment agreement without cause at any time and for any or no reason, and with cause by delivering written notice with the effective date of termination as of the date of the notice or such other date specified in the notice. Mr. Orwin must give 30 days’ written notice to terminate his employment for other than good reason. We or the other NEOs may terminate their employment under their employment agreements at any time, with or without advance notice, and for any or no reason or cause. Our employment agreements with the NEOs were each subject to execution of our standard confidential information and invention assignment agreement, and provide for change in control and severance benefits, among other things, in exchange for certain non-solicitation and confidentiality restrictive covenants. Please see the section below entitled “Additional Narrative Disclosure—Terms and Conditions of Executive Severance Arrangements.”

Terms and Conditions of Annual Bonuses

For 2013, based upon the recommendations from our compensation committee, and the subcommittee of independent directors of the compensation committee, our board of directors adopted an annual bonus program for our NEOs based upon corporate performance and individual performance. The 2013 corporate performance objectives were as follows:

•	certain product development objectives, including specific timeline objectives related to regulatory interactions and preparations, and recruitment and completion of certain clinical studies;

•	a financial objective to execute our financing plan; and

•	a commercial objective to advance activities in support of potential product launch.

The 2013 individual performance objectives for our NEOs, other than Mr. Orwin and Dr. Klaerner, were aligned with the corporate performance objectives and related to the NEOs’ individual functional responsibilities. Mr. Orwin did not have individual performance objectives because his annual bonus was based upon the achievement level of the corporate performance objectives.

In reviewing the achievement level for the 2013 corporate performance objectives, management considered our actual results and proposed to the compensation committee, and the subcommittee of independent directors of the compensation committee, a calculated 93.3% achievement level for the 2013 corporate performance objectives. The compensation committee, and the subcommittee of independent directors of the compensation committee, considered management’s proposal and exercised their discretion to approve a 100% achievement level based upon the significant challenges and changes in circumstances that affected our actual results and our success in building value for our stockholders in 2013. Our board of directors approved Mr. Orwin’s 2013 annual bonus based upon the 100% achievement level for the corporate performance objectives.

In reviewing the achievement level for the 2013 individual performance objectives for our NEOs, other than Mr. Orwin and Dr. Klaerner, the compensation committee, and the subcommittee of independent directors of the compensation committee, considered recommendations from Mr. Orwin and the NEOs’ accomplishments against their individual performance objectives. Based upon this review, these committees approved achievement of 100% of the 2013 individual performance objectives for each of the NEOs. The NEOs’ 2013 annual bonuses were based upon a combination of our 100% achievement of the corporate performance objectives and the NEOs’ 100% achievement of their individual performance objectives.

Both Mr. Orwin and Dr. Berman received discretionary bonuses for their performance in 2013, particularly in connection with the successful closing of our IPO in November 2013. The NEOs’ 2013 annual bonuses are set forth in the “2013 Summary Compensation Table” above. We may pay additional discretionary bonuses to our NEOs from time to time.

Terms and Conditions of Equity Award Grants

All of our NEOs, other than Dr. Klaerner, received options to purchase our common stock in fiscal year 2013. The table below entitled “Outstanding Option Awards at 2013 Fiscal Year-End” describes the material terms of other option awards made in past fiscal years to our NEOs.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth specified information concerning unexercised stock options for each of the named executive officers outstanding as of December 31, 2013.

Name	Vesting Commencement Date(1)		Option Awards
			Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
			Exercisable	Unexercisable
John Orwin	6/17/2013		13,520	—	7.40	7/23/2023
	6/17/2013		817,912	—	7.40	7/23/2023
Gerrit Klaerner, Ph.D.	1/1/2009		10,755	—	2.76	3/10/2019
	1/1/2010		21,533	—	4.65	9/28/2020
	1/1/2010		96,243	—	4.65	9/28/2020
	9/1/2011		25,278	—	3.96	9/13/2021
	9/1/2011		166,582	—	3.96	9/13/2021
	10/24/2012	(2)	203,488	—	3.96	10/23/2022
Lance Berman, M.D., M.S.	12/9/2011		25,278	—	3.96	12/13/2021
	12/9/2011		60,071	—	3.96	12/13/2021
	9/19/2012		25,278	—	3.96	9/27/2022
	9/19/2012		44,367	—	3.96	9/27/2022
	7/24/2013		13,520	—	7.40	7/23/2023
	7/24/2013		30,083	—	7.40	7/23/2023
Claire Lockey	1/1/2010		215	—	4.65	9/28/2020
	1/1/2010		32,052	—	4.65	9/28/2020
	2/1/2010		26,162	—	3.79	5/24/2020
	9/1/2011		25,278	—	3.96	9/13/2021
	9/1/2011		22,396	—	3.96	9/13/2021
	9/19/2012		25,278	—	3.96	9/27/2022
	9/19/2012		22,469	—	3.96	9/27/2022
	7/24/2013		13,520	—	7.40	7/23/2023
	7/24/2013		30,083	—	7.40	7/23/2023

(1)	Except as otherwise indicated, the options are fully exercisable upon the date of grant, provided that the options vest as to 25% of the shares subject to such option on the first anniversary of the vesting commencement date with the remaining 75% of the shares vesting monthly in substantially equal installments over the following 36 months, subject to the holder continuing to provide services to the company through each vesting date. Any shares purchased prior to vesting are subject to a restricted stock purchase agreement pursuant to which a repurchase right in favor of the company lapses in accordance with the vesting schedule. All options vest with respect to 100% of the shares subject thereto upon certain terminations of employment that take place on or following a change in control.
(2)	The option is fully exercisable upon the date of grant, and 25% of the shares subject to the option vested on December 31, 2013 and the remaining 75% of the shares subject to the option shall vest monthly in substantially equal installments until the fourth anniversary of the date of grant, subject to Dr. Klaerner continuing to provide services to the company through each such vesting date. Any shares purchased prior to vesting are subject to a restricted stock purchase agreement pursuant to which a repurchase right in favor of the company lapses in accordance with the vesting schedule.

Additional Narrative Disclosure

Terms and Conditions of Executive Severance Arrangements

Each of our NEOs, other than Dr. Klaerner, is party to an executive employment agreement that provides for certain severance and change in control benefits, among other things, in exchange for certain non-solicitation and confidentiality restrictive covenants. Under our agreements with each of our NEOs other than Mr. Orwin and Dr. Klaerner, if the executive is terminated without cause or resigns for good reason (each as defined in the agreements) at any time other than during the 12-month period following a change in control (as defined in the agreements), and such executive executes and does not revoke a general release of all claims against the company and complies with his or her continuing obligations to the company, then such executive is entitled to receive (i) a lump sum cash severance payment equal to 9 months of the executive’s then-existing base salary and (ii) payment by us of COBRA premiums for 9 months. In addition, if the executive is terminated without cause or resigns for good reason within the 12-month period following a change in control, and such executive executes and does not revoke a general release of all claims against the company and complies with his or her continuing obligations to the company, then such executive is entitled to receive (i) a lump sum cash severance payment equal to 12 months of the executive’s then-existing base salary, (ii) payment by us of COBRA premiums for 12 months, (iii) the accelerated vesting of all outstanding equity awards held by such executive and (iv) generally, a lump sum cash payment equal to the executive’s pro-rata target annual bonus.

Under our agreements with each of our NEOs other than Mr. Orwin and Dr. Klaerner, if a change in control is consummated prior to the earlier of December 31, 2015 or approval of a New Drug Application for patiromer by the U.S. Food and Drug Administration, then, effective as of the first anniversary of the change in control, all outstanding equity awards held by the executive will automatically become vested and, if applicable, exercisable and any forfeiture restrictions or rights of repurchase thereon shall immediately lapse, in each case, with respect to one hundred percent (100%) of the then-unvested shares subject to such outstanding awards, subject to the executive continuing to provide services to us or the surviving company through such date.

Under our agreement with Mr. Orwin, if he is terminated without cause or resigns for good reason (each as defined in his agreement), and he executes and does not revoke a general release of all claims against the company and complies with his continuing obligations to the company, then Mr. Orwin is entitled to receive (i) a lump sum cash severance payment equal to 12 months of his then-existing base salary, (ii) payment by us of COBRA premiums for 12 months and (iii) in the event his termination occurs on or after the first anniversary of his first day of employment, the accelerated vesting of his unvested equity awards with respect to the number of shares that would have vested had he remained employed with the company for an additional 12 months following his termination date. In addition, if Mr. Orwin is terminated without cause or resigns for good reason within the 12-month period following a change in control (as defined in his agreement), then all unvested equity awards will vest in full.

Dr. Klaerner received severance benefits in connection with his resignation from the Company pursuant to a transition and separation agreement detailed under the section below entitled “Additional Narrative Disclosure—Terms and Conditions of Gerrit Klaerner’s Separation Agreement.”

Terms and Conditions of Gerrit Klaerner’s Separation Agreement

Dr. Klaerner resigned his employment effective June 30, 2013 and entered into a separation and consulting agreement (the Klaerner Separation Agreement) with us on May 9, 2013 to provide for his continued service with us as a consultant. The Klaerner Separation Agreement superseded all other prior agreements between Dr. Klaerner and us and provided for continued consulting to us for 18 months commencing on July 1, 2013 whereby Dr. Klaerner serves as a senior level consultant and provides strategic advice as requested by the company. In 2013, pursuant to the Klaerner Separation Agreement, we paid Dr. Klaerner an aggregate separation payment of $172,500 (less applicable withholdings and taxes), which represented 6 months of his base salary, in exchange for a general release of all claims against us and our affiliates and his agreement to abide by the non-competition and non-solicitation provisions of the separation agreement for the 18-month period commencing on

July 1, 2013. Dr. Klaerner also received the payment of continued health, dental and vision insurance premiums for himself and any covered dependents for 6 months. As compensation for his consulting services under the Klaerner Separation Agreement, we paid Dr. Klaerner $10,000 per month through December 31, 2013. Commencing in January 1, 2014 through the expiration of the 18-month consulting period, we pay Dr. Klaerner $2,500 per day of service provided. As long as Dr. Klaerner continues to provide consulting services to the company, all outstanding options shall continue to vest in accordance with their current vesting schedules. When Dr. Klaerner ceases providing services to the company, all unvested options will terminate for no additional consideration. Finally, in the event of a change in control (as defined in his agreement), all outstanding options held by Dr. Klaerner will vest in full.

Director Compensation

In June 2013, our board of directors approved a compensation policy for our non-employee directors, or the 2013 Director Compensation Program. Pursuant to the 2013 Director Compensation Program, our non-employee directors receive cash compensation as follows:

•	Each non-employee director receives an annual cash retainer in the amount of $35,000 per year.

•	The Chairman of the Board receives an additional annual cash retainer in the amount of $25,000 per year.

•	The chairperson of the audit committee receives additional annual cash compensation in the amount of $17,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee receives additional annual cash compensation in the amount of $7,500 per year for such member’s service on the audit committee.

•	The chairperson of the compensation committee receives additional annual cash compensation in the amount of $12,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the compensation committee.

•	The chairperson of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $7,500 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $2,500 per year for such member’s service on the nominating and corporate governance committee.

Under the 2013 Director Compensation Program, each non-employee director is automatically granted an option to purchase shares of our common stock having a grant date fair value, as calculated in accordance with ASC 718, of $150,000 upon initial appointment or election to our board of directors. In addition, each continuing non-employee director who has been serving on our board of directors for at least six months as of the date of any annual meeting of our stockholders and will continue to serve as a non-employee director immediately following such meeting is automatically granted an option to purchase shares of our common stock having a grant date fair value, as calculated in accordance with ASC 718, of $75,000 on the date of each annual stockholders meeting. The Chairman of the Board is also automatically granted an additional option to purchase shares of our common stock having a grant date fair value, as calculated in accordance with ASC 718, of $15,000 on the date of each annual stockholders meeting. Each initial non-employee director stock option vests in substantially equal annual installments on each of the first three anniversaries of the grant date, subject to the non-employee director’s continued service on our board of directors through such date. Each annual stock option granted to our non-employee directors, including the Chairman of the Board stock option, vests on the earlier of the first anniversary of the date of grant or the next annual stockholders meeting, subject to the non-employee director’s continued service on our board of directors through such date.

In connection with the adoption of the 2013 Director Compensation Program, on July 24, 2013 the board of directors also approved options to each of our non-employee directors to purchase 10,140 shares of our common stock for $7.40 per share and having a grant date fair value of $75,000. Such option grants fully vest at the annual meeting of our stockholders in 2015, subject to such director’s continued service through such date. In 2013, Messrs. Butler and Hastings were granted stock options to purchase 24,632 shares and 15,953 shares, respectively, of our common stock. Messrs. Hunt, McGirr and Silverstein and Drs. Rocklage, Schuetz and Veitinger were each granted 10,140 shares of stock options to purchase our common stock.

2013 Director Compensation Table

The following table sets forth information for the year ended December 31, 2013 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
John Butler	11,128	224,860	—	235,988
Paul J. Hastings	36,427	91,548	—	127,975
Ronald M. Hunt	4,565	58,158	—	62,723
David W.J. McGirr	36,940	58,158	—	95,098
Scott M. Rocklage, Ph.D.	7,133	58,158	—	65,291
Thomas J. Schuetz, M.D., Ph.D.	16,851	58,158	2,800	77,809
Jonathan T. Silverstein, Esq.	4,851	58,158	—	63,009
Klaus Veitinger, M.D.	5,364	58,158	95,000	158,522

(1)	Mr. Orwin, who was appointed as our Chief Executive Officer and a director in June 2013, receives no compensation for his service as a director. Dr. Klaerner served as our President and a director until June 2013 but did not receive compensation for his services as a director. In addition, the non-employee members of our board of directors who serve as directors on behalf of some of our principal security holders received no compensation for their service as directors prior to the adoption of the 2013 Director Compensation Program, as described above.
(2)	The amounts reported in the Option Awards column represent the grant date fair value of the stock options granted to the non-employee members of our board of directors during 2013 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 1 to the audited financial statements included in this report. The amounts reported in this column exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	The amounts reported in the All Other Compensation column represent the payments made to Drs. Schuetz or Veitinger for their consulting services to us pursuant to the terms of their consulting agreements.

As of December 31, 2013, each of our non-employee directors held the following outstanding options:

Name	Shares Subject to Outstanding Options
John Butler	24,632
Paul J. Hastings	37,755
Ronald M. Hunt	10,140
David W.J. McGirr	65,372
Scott M. Rocklage, Ph.D.	10,140
Thomas J. Schuetz, M.D., Ph.D.	45,021
Jonathan T. Silverstein, Esq.	10,140
Klaus Veitinger, M.D.	176,998

In March 2014, our board of directors reviewed the 2013 Director Compensation Program against the compensation programs of our peer group of companies. Based upon this review, our board of directors amended the 2013 Director Compensation Program as follows:

•	Each non-employee director will receive an annual cash retainer in the amount of $35,000 per year.

•	The Chairman of the Board will receive an additional annual cash retainer in the amount of $25,000 per year.

•	The chairperson of the audit committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the audit committee.

•	The chairperson of the compensation committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the compensation committee.

•	The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the nominating and corporate governance committee.

Under the amended 2013 Director Compensation Program, each non-employee director will be automatically granted an option to purchase 12,000 shares of our common stock upon initial appointment or election to our board of directors. In addition, each non-employee director who has been serving on our board of directors for at least six months as of the date of any annual meeting of stockholders and will continue to serve as a non-employee director immediately following such meeting, will be automatically granted, on the date of such annual meeting (i) an option to purchase that number of shares of the Company’s common stock having an aggregate grant date fair value, as determined in accordance with our financial statements, equal to $65,000 rounded down to the nearest whole share, subject to adjustment as provided in the 2013 Plan (as defined below) (ii) and that number of restricted stock units calculated by dividing $65,000 by the closing trading price of a share of our common stock on the date of grant, rounded down to the nearest whole unit, subject to adjustment as provided in the 2013 Plan (as defined below). Each initial non-employee director stock option vests and becomes exercisable in substantially equal installments on each of the first three anniversaries of the grant date, subject to the non-employee director’s continued service on our board of directors through such date. Each annual non-employee director award vests and, if applicable, becomes exercisable in full, on the earlier of the first anniversary of the date of grant or immediately prior to the next annual stockholders meeting after the date of grant, subject to the non-employee director’s continued service on our board of directors through such date.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines and considers and approves or disapproves any related-persons transactions. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Compensation Committee Interlocks and Insider Participation

During 2013, the following individuals served as members of our compensation committee: Drs. Rocklage and Veitinger and Messrs. Butler, Hastings and Hunt. Dr. Veitinger served as chairperson of the compensation committee. None of the members of our compensation committee has at any time been one of our officers or employees, other than Dr. Veitinger. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Equity Compensation Plans and Other Benefit Plans

2013 Equity Incentive Award Plan

In November 2013, our board of directors adopted our 2013 Equity Incentive Award Plan, or the 2013 Plan. The principal purpose of the 2013 Plan is to promote the success and enhance the value of the company by aligning the individual interests of our board members, employees and consultants with the interests of our stockholders.

The 2013 Plan provides for the grant of incentive stock options, or ISOs, non-qualified stock options, restricted stock units, restricted stock awards, stock appreciation rights, or SARs and other stock-based and cash-based awards. These awards may be granted to individuals who are then our directors, officers, employees or consultants or are the officers, employees or consultants of certain of our subsidiaries; however, only our employees, or employees of certain of our subsidiaries, may be granted ISOs. Each award granted under the 2013 Plan is set forth in a separate agreement with the person receiving the award and indicates the type, terms and conditions of the award.

Our board of directors or the compensation committee (with board approval) may terminate, amend or modify the 2013 Plan at any time and from time to time. However, we must generally obtain stockholder approval:

•	to increase the number of shares available under the 2013 Plan (other than in connection with certain corporate events, as described above);

•	to grant options with an exercise price that is below 100% of the fair market value of shares of our common stock on the grant date;

•	to extend the exercise period for an option beyond ten years from the date of grant; or

•	to the extent required by applicable law, rule or regulation (including any applicable stock exchange rule).

We filed a registration statement on Form S-8 with the SEC covering the shares of common stock that may be issued under the 2013 Plan.

Amended and Restated 2007 Equity Incentive Plan, as Amended

In October 2007, our board of directors adopted the Amended and Restated 2007 Equity Incentive Plan, as amended, or the 2007 Plan. The 2007 Plan provided for the grant of ISOs, non-qualified stock options, restricted stock units, restricted stock awards, SARs, performance stock awards and other stock awards. Following the closing of our IPO and in connection with the effectiveness of our 2013 Plan, the 2007 Plan terminated and no further awards will be granted under the 2007 Plan. However, all outstanding awards will continue to be governed by their existing terms.

We filed a registration statement on Form S-8 with the SEC covering the shares of common stock that may be issued under the 2007 Plan.

Employee Stock Purchase Plan

In November 2013, our board of directors adopted our Employee Stock Purchase Plan, or ESPP. The ESPP is designed to allow our eligible employees, and the eligible employees of our participating subsidiaries, the option to purchase shares of our common stock at a discount at semi-annual intervals, typically commencing on March 1 and September 1 of each year, with their accumulated payroll deductions. The ESPP is intended to qualify under Section 423 of the Code.

We filed a registration statement on Form S-8 with the SEC covering the shares of common stock that may be issued under the ESPP.

401(k) Plan

Effective November 1, 2007, we adopted our 401(k) plan for employees. The 401(k) plan is intended to qualify under Section 401(k) of the Code, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan.

The 401(k) plan permits us to make contributions up to the limits allowed by law on behalf of all eligible employees.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written trading plans pursuant to Rule 10b5-1 of the Exchange Act, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our common stock outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Plan Compensation Information

The following table provides certain information as of December 31, 2013, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Stockholders(1)(2)	3,544,810	$5.63	1,232,978
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	3,544,810	$5.63	1,232,978

(1)	Includes the Relypsa, Inc. 2013 Equity Incentive Award Plan, the Relypsa, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended, and the Relypsa, Inc. 2013 Employee Stock Purchase Plan.
(2)	The Relypsa, Inc. 2013 Equity Incentive Award Plan and the Relypsa, Inc. 2013 Employee Stock Purchase Plan contain “evergreen” provisions, pursuant to which (i) the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2013 Equity Incentive Award Plan shall be increased on the first day of each year beginning in 2015 and ending in 2023, equal to the least of (A) 2,553,174 shares, (B) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 20,717,508 shares of stock may be issued upon the exercise of incentive stock options and (ii) the maximum number of our shares of our common stock which will be authorized for sale under the 2013 Employee Stock Purchase Plan is equal to the sum of (a) 255,317 shares of common stock and (b) an annual increase on the first day of each year beginning in 2015 and ending in 2023, equal to the least of (i) 510,634 shares of common stock, (ii) one percent (1.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (iii) such number of shares of common stock as determined by our board of directors.

The following table sets forth information relating to the beneficial ownership of our common stock as of March 1, 2014, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our NEOs; and

•	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 1, 2014 through the exercise of stock options or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 29,714,718 shares of our common stock outstanding as of March 1, 2014. Shares of our common stock that a person has the right to acquire within 60 days of March 1, 2014 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Relypsa, Inc., at 700 Saginaw Drive, Redwood City, California 94063.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Outstanding Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
OrbiMed Private Investments IV, LP(1)	9,941,551	—	9,941,551	33.5%
Entities affiliated with 5AM Ventures(2)	4,845,402	—	4,845,402	16.3%
Entities affiliated with Delphi Ventures(3)	2,407,918	—	2,407,918	8.1%
New Leaf Ventures I, L.P.(4)	2,114,890	—	2,114,890	7.1%
Entities affiliated with Sprout Capital(5)	1,785,972	—	1,785,972	6.0%
Named Executive Officers and Directors
John A. Orwin(6)	15,000	831,432	846,432	2.8%
Gerrit Klaerner(7)	58,139	523,879	582,018	1.9%
Lance Berman, M.D., M.S.(8)	—	198,597	198,597	*
Claire Lockey(9)	—	197,453	197,453	*
John P. Butler(10)	—	—	—	*
Paul J. Hastings(11)	—	37,755	37,755	*
Ronald M. Hunt(12)	2,114,890	10,140	2,125,030	7.1%
David W. J. McGirr(13)	—	65,372	65,372	*
Scott M. Rocklage, Ph.D.(14)	4,845,402	10,140	4,855,542	16.3%
Thomas J. Schuetz, M.D., Ph.D.(15)	—	45,021	45,021	*
Jonathan T. Silverstein, J.D.(16)	—	10,140	10,140	*
Klaus Veitinger, M.D.(17)	—	176,998	176,998	*
All directors and executive officers as a group (15 persons)(18)	6,995,641	2,167,229	9,162,870	28.7%

*	Indicates beneficial ownership of less than 1% of the total outstanding shares of common stock.
(1)	As reported on Schedule 13D filed with the SEC on December 2, 2013 by OrbiMed Advisors LLC (“Advisors”), OrbiMed Capital GP IV LLC (“GP IV”) and Samuel D. Isaly (“Isaly”). GP IV is the sole general partner of OrbiMed Private Investments IV, LP (“OPI IV”) and as such may be deemed to indirectly beneficially own the shares held by OPI IV. Advisors pursuant to its authority as the sole managing member of GP IV may be deemed to indirectly beneficially own the shares held by OPI IV. Isaly is the managing member of and owner of a controlling interest in Advisors. Accordingly, Advisors and Isaly may be deemed to have voting and investment power over the shares held by OPI IV. Each of GP IV, Advisors and Isaly disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any. The address of Advisors, GP IV, Isaly, and OPI IV is 601 Lexington Avenue, 54th Floor, New York, NY 10022.
(2)

As reported on Forms 4 filed with the SEC on November 20, 2013 by 5AM Partners II, LLC (“Partners II”), 5AM Ventures II LP (“Ventures II”), 5AM Co-Investors II LP (“Co-Investors II”), 5AM Partners III, LLC (“Partners III”), 5AM Ventures III, L.P. (“Ventures III”) and 5AM Co-Investors III, L.P. (“Co-Investors III”).

Partners II is the general partner of Ventures II and Co-Investors II. Partners III is the general partner of Ventures III and Co-Investors III. John D. Diekman, Ph.D., Andrew J. Schwab and Scott M. Rocklage, Ph.D., are the managing members of Partners II and Partners III and may be deemed to have voting and investment power over the shares directly owned by Ventures II, Co-Investors II, Ventures III and Co-Investors III. Dr. Diekman, Mr. Schwab and Dr. Rocklage disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein, if any. The address for the entities affiliated with 5AM Ventures is 2200 Sand Hill Road, Suite 110, Menlo Park, CA 94025.
(3)	As reported on Schedule 13G filed with the SEC on February 28, 2014 by Delphi Ventures VII, L.P., a Delaware limited partnership (“DV VII”), Delphi BioInvestments VII, L.P., a Delaware limited partnership (“DBI VII”), Delphi Management Partners VII, L.L.C., a Delaware limited liability company (“DMP VII”) and the general partner of DV VII and DBI VII, and James J. Bochnowski (“Bochnowski”), David L. Douglass (“Douglass”), Douglas A. Roeder (“Roeder”) and Deepika R. Pakianathan, Ph.D. (“Pakianathan”), the managing members of DMP VII. DMP VII is the general partner of DV VII and DBI VII and may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by DV VII and DBI VII. Bochnowski, Douglass, Roeder and Pakianathan are the managing members of DMP VII and may be deemed to have shared power to vote and shared power to dispose of the shares of the issuer directly owned by DV VII and DBI VII. DMP VII and each of Bochnowski, Douglass, Roeder and Pakianathan may be deemed to share voting and dispositive power over the reported securities. The address for the entities affiliated with Delphi Ventures is 3000 Sand Hill Road, #1-135, Menlo Park, CA 94025.
(4)	As reported on Schedule 13G filed with the SEC on February 14, 2014 by New Leaf Ventures I, L.P. (“NLV I”), New Leaf Venture Management I, L.P. (“NLV Venture Management”) and New Leaf Venture Management I, L.L.C. (“NLV Management”) and Philippe O. Chambon (“Chambon”), James Niedel (“Niedel”), Vijay Lathi (“Lathi”), Ronald Hunt (“Hunt”), Jeani Delagardelle (“Delagardelle”) and Liam Ratcliffe (“Ratcliffe” and together with Chambon, Niedel, Lathi, Hunt and Delagardelle the “Managing Directors”). NLV I directly owns the shares of common stock (the “NLV I Shares”). As the sole general partner of NLV I, NLV Venture Management may be deemed to own beneficially the NLV I Shares. As the sole general partner of NLV Venture Management, NLV Management may be deemed to own beneficially the NLV I Shares. As the individual managers of NLV Management, each of the Managing Directors also may be deemed to own beneficially the NLV I Shares. The Managing Directors share voting and investment power over shares directly owned by NLV-I. The address of the principal business office of NLV I, NLV Venture Management, NLV Management, Chambon, Niedel, Hunt and Ratcliffe is New Leaf Venture Partners, Times Square Tower, 7 Times Square, Suite 3502, New York, NY 10036. The address of the principal business office of Lathi and Delagardelle is New Leaf Venture Partners, 1200 Park Place, Suite 300, San Mateo, CA 94043.
(5)	Consists of shares directly owned by Sprout Capital IX, L.P. (“Sprout IX”) and Sprout Entrepreneurs Fund, L.P. (“SEF”). New Leaf Venture Partners, L.L.C. (“NLV”) has entered into a sub-management agreement with DLJ Capital Corporation (“DLJCC”) whereby NLV and its principals, including Ronald M. Hunt, provide DLJCC with investment management services on the various investments owned by various Sprout Group venture capital funds, including Sprout IX and SEF. DLJCC is the Managing General Partner of Sprout IX and the General Partner of SEF. NLV is not an affiliate of DLJCC, Sprout IX, SEF or the Sprout Group. The investment committee of the Sprout Group consists of Nicole Arnaboldi, Philippe O. Chambon, Robert Finzi and Janet Hickey. Such individuals share voting and investment power over the shares owned by Sprout IX and SEF and disclaim beneficial ownership over such shares except to the extent of their pecuniary interest therein. The address of DLJCC, Sprout IX, SEF and the Sprout Group is One Madison Avenue, New York, NY 10010.
(6)	Consists of (a) 831,432 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, all of which were subject to repurchase at such date and (b) 15,000 shares of common stock directly owned by Mr. Orwin.
(7)	Consists of (a) 58,139 shares of common stock and (b) 523,879 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 198,477 shares were subject to repurchase at such date.

(8)	Consists of 198,597 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 121,243 shares were subject to repurchase at such date.
(9)	Consists of 197,453 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 88,342 shares were subject to repurchase at such date.
(10)	Mr. Butler holds options to purchase an aggregate of 24,632 shares of common stock, none of which were exercisable as of March 1, 2014.
(11)	Consists of 37,755 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 26,824 shares were subject to repurchase at such date.
(12)	Consists of (i) 10,140 shares of common stock issuable upon the exercise of a stock option within 60 days of March 1, 2014, all of which were subject to repurchase at such date, and (ii) securities directly owned by New Leaf Ventures I, L.P. as set forth in footnote 4. Mr. Hunt disclaims beneficial ownership of the shares owned by New Leaf Ventures I, L.P. except to the extent of his pecuniary interest therein.
(13)	Consists of (i) 55,232 shares of common stock issuable upon the exercise of a stock option within 60 days of March 1, 2014 by the David W.J. McGirr Family Trust, of which 35,671 shares were subject to repurchase at such date and (ii) 10,140 shares of common stock issuable upon the exercise of a stock option within 60 days of March 1, 2014 by Mr. McGirr, all of which were subject to repurchase at such date. Mr. McGirr has shared voting and investment power over the 55,232 shares beneficially owned by the McGirr Family Trust.
(14)	Consists of (i) 10,140 shares of common stock issuable upon the exercise of a stock option within 60 days of March 1, 2014, all of which were subject to repurchase at such date, and (ii) securities beneficially owned by entities affiliated with 5AM Ventures as set forth in footnote 2. Dr. Rocklage disclaims beneficial ownership of the shares listed in footnote 2, except to the extent of his pecuniary interest therein.
(15)	Consists of 45,021 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 17,763 shares were subject to repurchase at such date.
(16)	Consists of 10,140 shares of common stock issuable upon the exercise of a stock option within 60 days of March 1, 2014, all of which were subject to repurchase at such date.
(17)	Consists of 176,998 shares of common stock issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 40,747 shares were subject to repurchase at such date.
(18)	Includes 6,995,641 outstanding shares, and 2,167,229 shares issuable upon the exercise of stock options within 60 days of March 1, 2014, of which 1,574,289 shares were subject to repurchase at such date.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2011 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Sales and Purchases of Securities

Series B Preferred Stock Financing

In July 2011, we issued an aggregate of 3,810,637 shares of our Series B-2 convertible preferred stock at a price per share of $9.1848 for aggregate gross consideration of $35.0 million. The table below sets forth the number of shares of Series B-2 convertible preferred stock sold to our directors, executive officers or owners of more than 5% of a class of our capital stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series B-2 Convertible Preferred Stock	Purchase Price ($)
OrbiMed Private Investments IV, LP	1,905,702	$17,503,500
5AM Ventures II, L.P.	576,958	5,299,248
5AM Co-Investors II, L.P.	22,765	209,097
New Leaf Ventures I, L.P.	378,773	3,478,956
Sprout Capital IX, L.P.	377,190	3,464,421
Sprout Entrepreneurs Fund, L.P.	1,582	14,534
Delphi Ventures VII, L.P.	468,778	4,305,638
Delphi BioInvestments VII, L.P.	4,687	43,056

Series C Preferred Stock and Warrant Financing

In July 2012, September 2012 and November 2012, we issued an aggregate of 7,076,901 shares of our Series C-1 convertible preferred stock at a price per share of $9.1848. In connection with such issuances, we issued warrants to purchase an aggregate of 2,076,643 shares of our Series C-1 convertible preferred stock at a price per share of $0.17, which we refer to as our Series C-1 Financing Warrants herein. The Series C-1 Financing Warrants were exercised in connection with our IPO that was completed in November 2013. The aggregate gross consideration received for these issuances was $65.0 million.

In addition, in October 2013 we issued an aggregate of 1,633,126 shares of our Series C-2 convertible preferred stock at a price per share of $9.1848. In connection with such issuances, we issued warrants to purchase an aggregate of 479,221 shares of our Series C-2 convertible preferred stock at a price per share of $0.17, which we refer to as our Series C-2 Financing Warrants herein. The Series C-2 Financing Warrants were exercised in connection with our IPO that was completed in November 2013. The aggregate gross consideration received for these issuances was $15.0 million.

The table below sets forth the number of shares of Series C-1 and Series C-2 convertible preferred stock and the number of shares underlying the Series C-1 Financing Warrants and Series C-2 Financing Warrants sold, to our directors, executive officers or owners of more than 5% of a class of our capital stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series C-1 Convertible Preferred Stock	Number of Shares Underlying Series C-1 Financing Warrants	Number of Shares of Series C-2 Convertible Preferred Stock	Number of Shares Underlying Series C-2 Financing Warrants	Aggregate Purchase Price ($)
OrbiMed Private Investments IV, LP	3,007,297	1,417,578	693,991	327,133	$33,995,766
5AM Ventures II, L.P.	207,347	74,281	47,849	17,141	2,343,943
5AM Co-Investors II, L.P.	8,181	2,931	1,888	676	92,487
5AM Ventures III, L.P.	1,234,230	442,160	284,822	102,036	13,952,247
5AM Co-Investors III, L.P.	31,809	11,395	7,340	2,629	359,582
New Leaf Ventures I, L.P.	541,960	—	125,067	—	6,126,527
Sprout Capital IX, L.P.	424,047	—	97,857	—	4,793,589
Sprout Entrepreneurs Fund, L.P.	1,778	—	410	—	20,110
Delphi Ventures VII, L.P.	479,102	—	110,562	—	5,415,953
Delphi BioInvestments VII. L.P.	4,790	—	1,105	—	54,159

Participation in our IPO

In connection with our IPO, the underwriters allocated an aggregate of 1,807,084 shares of our common stock in the offering to certain of our principal stockholders and/or affiliates, including a limited partner of two of our existing investors and one of our executive officers, on the same terms as the other shares that were offered and sold in our IPO. These allocations included allocations to the following executive officer and owners of more than 5% of a class of our capital stock: 712,192 shares to OrbiMed Private Investments IV, LP, 363,328 shares to 5AM Ventures III, L.P., 9,364 shares to 5AM Co-Investors III, L.P., 185,978 shares to New Leaf Ventures I, L.P., 205,836 Delphi Ventures VII, L.P., 2,058 shares to Delphi BioInvestments VII. L.P. and 15,000 shares to John Orwin. All of the shares allocated to our principal stockholders and/or affiliates were sold at $11.00, which was the IPO price.

Warrant Exercises

In October 2013, we issued an aggregate of 22,088 shares of Series B-1 Preferred Stock pursuant to warrants exercised by Delphi Ventures VII, L.P. and Delphi BioInvestments VII. L.P. at a price per share of $13.502. The aggregate gross cash consideration received for these issuances was $0.3 million.

In November 2013, we issued an aggregate of 2,375,386 shares of common stock pursuant to the cashless net exercise of warrants at an effective price per share of $0.25 to OrbiMed Private Investments IV, LP, 5AM Ventures II, L.P., 5AM Co-Investors II, L.P., 5AM Ventures III, L.P., 5AM Co-Investors III, L.P., New Leaf Ventures I, L.P., Sprout Capital IX, L.P. and Sprout Entrepreneurs Fund, L.P.

Consulting Agreement with Dr. Klaus Veitinger

In October 2010, we entered into a Consulting and Independent Contractor Agreement with an entity controlled by Dr. Klaus Veitinger, a member of our board of directors, under which Dr. Veitinger provides certain consulting services to us in connection with patiromer. In 2012, we paid $0.2 million pursuant to this agreement. Our board of directors has determined that Dr. Veitinger does not qualify as an “independent” director under the NASDAQ listing requirements due to this agreement. We terminated this agreement with Dr. Veitinger upon the effectiveness of the registration statement filed in connection with our IPO.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Investor Rights Agreements

We have entered into an amended and restated investor rights agreement with the purchasers of our outstanding convertible preferred stock and certain holders of common stock and warrants to purchase our convertible preferred stock, including entities with which certain of our directors are affiliated. As of March 1, 2014, the holders of approximately 21.6 million shares of our common stock, including the shares of common stock issuable upon the conversion of our convertible preferred stock and shares of common stock issued upon exercise of warrants, are entitled to rights with respect to the registration of their shares under the Securities Act. The investor rights agreement previously provided for a right of first refusal in favor of certain holders of convertible preferred stock with regard to certain issuances of our capital stock. The rights of first refusal terminated upon the pricing of our IPO.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act , any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction.

Director Independence

Our board of directors currently consists of nine members. Our board of directors has determined that all of our directors, other than Mr. Orwin and Dr. Veitinger, qualify as “independent” directors in accordance with the NASDAQ listing requirements. Mr. Orwin is not considered independent because he is an employee of the Company and Dr. Veitinger is not considered independent because he has received in excess of $120,000 in compensation during a period of twelve consecutive months within the past three years for his services as a consultant to the Company. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As described more fully in Item 10, “Directors, Executive Officers and Corporate Governance—Board Committees,” the board of directors has also determined that each member of the compensation committee, other than Dr. Veitinger, and each member of the audit committee and the nominating and corporate governance committee meets the independence standards applicable to those committees prescribed by NASDAQ, the SEC, and the Internal Revenue Service.

Item 14.	Principal Accountant Fees and Services.

For the fiscal years ended December 31, 2013 and 2012, our independent registered public accounting firm, Ernst & Young, LLP. billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended December 31,
	2013	2012
Audit Fees(1)	$1,207,763	$51,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	48,584	11,000
All Other Fees(4)	306,096	—

Total All Fees	$1,562,443	$62,000

(1)	This category consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Related to the year ended December 31, 2013 and 2012, fees of $969,511 and $0, respectively were billed in connection with the filing of our Registration Statements on Form S-1.
(2)	This category consists of fees for assurance and related services reasonably related to the performance of the audit or review of financial statements and that are not reported under the Audit Fees category. We did not incur any fees in this category in the years ended December 31, 2013 or 2012.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.
(4)	This category consists of fees for professional services rendered in connection with patiromer commercial strategy.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for Relypsa by the independent registered public accounting firm. This policy is set forth in the charter of the audit committee and available at http://investor.relypsa.com/corporate-governance.cfm. The Audit Committee has considered the role of Ernst & Young LLP in providing audit and audit-related services to Relypsa and has concluded that such services are compatible with Ernst & Young LLP’s role as Relypsa’s independent registered public accounting firm.

Relypsa, Inc.

(A Development Stage Company)

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Relypsa, Inc.

We have audited the accompanying balance sheets of Relypsa, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and for the period from October 29, 2007 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relypsa, Inc. (a development stage company) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, and for the period from October 29, 2007 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 18, 2014

Relypsa, Inc.

(A Development Stage Company)

Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$94,759	$15,221
Short-term investments	—	39,134
Other receivables	241	2,983
Prepaid expenses and other current assets	1,657	1,020

Total current assets	96,657	58,358

Property and equipment, net	5,624	5,438
Intangible assets	14	31
Other assets	3,736	305

Total assets	$106,031	$64,132

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,736	$5,991
Accrued payroll and related expenses	1,794	1,320
Accrued liabilities	5,947	2,956
Deferred rent, current portion	640	640
Convertible preferred stock warrant liability	—	19,529
Line of credit	408	—
Capital loan	4,304	—

Total current liabilities	17,829	30,436

Long-term liabilities:
Deferred rent, long-term	4,394	3,639
Line of credit	630	—
Capital loan	8,328	—

Total liabilities	31,181	34,075

Commitments and contingencies

Convertible preferred stock, $0.001 par value; no shares and 424,293 shares authorized at December 31, 2013 and 2012, respectively; no shares and 16,059 shares issued and outstanding at December 31, 2013 and 2012, respectively; aggregate liquidation value of $166,850 at December 31, 2012	—	177,418

Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 5,000 shares and no shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock: $0.001 par value; 300,000 and 494,603 shares authorized at December 31, 2013 and in 2012, respectively; 29,710 and 310 shares issued and outstanding at December 31, 2013 and 2012, respectively	30	—
Additional paid-in capital	300,660	—
Accumulated other comprehensive income	—	23
Deficit accumulated during the development stage	(225,840)	(147,384)

Total stockholders’ equity (deficit)	74,850	(147,361)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$106,031	$64,132

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,			Period From October 29, 2007 (Inception) Through December 31, 2013
	2013	2012	2011
Operating expenses:
Research and development	$58,971	$36,052	$20,363	$168,124
General and administrative	11,940	7,285	5,164	35,813
Acquired in-process research and development	—	—	—	6,823

Total operating expenses	70,911	43,337	25,527	210,760

Loss from operations	(70,911)	(43,337)	(25,527)	(210,760)
Interest and other income (expense), net	(1,481)	(382)	123	(463)
Interest expense	(1,453)	(6)	(419)	(4,933)

Net loss	(73,845)	(43,725)	(25,823)	(216,156)
Preferred stock extinguishment	—	—	—	9,711
Deemed dividend to preferred stockholders	(7,336)	(18,716)	—	(26,052)

Net loss attributable to common stockholders	$(81,181)	$(62,441)	$(25,823)	$(232,497)

Net loss per share attributable to common stockholders, basic and diluted	$(22.42)	$(205.45)	$(104.33)

Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	3,620,235	303,927	247,507

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,			Period From October 29, 2007 (Inception) Through December 31, 2013
	2013	2012	2011
Net loss	$(73,845)	$(43,725)	$(25,823)	$(216,156)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(23)	15	7	—

Total comprehensive loss	$(73,868)	$(43,710)	$(25,816)	$(216,156)

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at October 29, 2007 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Series A Convertible preferred stock for cash	1,913	32,900	—	—	—	—	—	—
Issuance of Series A Convertible preferred stock for conversion of promissory notes at $17.20 per share	6	100	—	—	—	—	—	—
Issuance of Series A convertible preferred stock for assets, net of issuance costs of $289	477	7,910	—	—	—	—	—	—
Issuance of common stock	—	—	75	—	88	—	—	88
Exercise of stock options	—	—	28	—	47	—	—	47
Stock-based compensation	—	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	—	(26,890)	(26,890)

Balance at December 31, 2008	2,396	40,910	103	—	439	—	(26,890)	(26,451)
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $26	581	9,974	—	—	—	—	—	—
Issuance of Series A convertible preferred stock for assets	214	2,030	—	—	—	—	—	—
Issuance of common stock	—	—	50	—	9	—	—	9
Exercise of stock options	—	—	19	—	73	—	—	73
Stock-based compensation	—	—	—	—	213	—	—	213
Net loss	—	—	—	—	—	—	(26,822)	(26,822)

Balance at December 31, 2009	3,191	52,914	172	—	734	—	(53,712)	(52,978)
Amgen Series A convertible preferred stock extinguishment	(622)	(9,711)	—	—	9,711	—	—	9,711
Issuance of Series B-1 convertible preferred stock for cash	2,148	29,000	—	—	—	—	—	—
Issuance of Series B-1 convertible preferred stock for conversion of promissory notes at $13.502 per share	454	6,130	—	—	—	—	—	—
Series B-1 issuance costs	—	(435)	—	—	—	—	—	—
Issuance of common stock	—	—	31	—	6	—	—	6
Exercise of stock options	—	—	20	—	77	—	—	77
Stock-based compensation	—	—	—	—	622	—	—	622
Unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(19,051)	(19,051)

Balance at December 31, 2010	5,171	77,898	223	—	11,150	1	(72,763)	(61,612)
Issuance of Series B-1 convertible preferred stock for cash, net of issuance costs of $51	3,811	34,949	—	—	—	—	—	—
Issuance of common stock	—	—	24	—	4	—	—	4
Exercise of stock options	—	—	23	—	92	—	—	92
Stock-based compensation	—	—	—	—	1,057	—		1,057
Unrealized gain on investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(25,823)	(25,823)

Balance at December 31, 2011	8,982	112,847	270	—	12,303	8	(98,586)	(86,275)

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	8,982	112,847	270	—	12,303	8	(98,586)	(86,275)
Issuance of Series C-1 convertible preferred stock for cash, net of issuance costs of $429	7,077	64,571	—	—	—	—	—	—
Series C-1 warrants deemed dividend	—	—	—	—	(13,643)	—	(5,073)	(18,716)
Exercise of stock options	—	—	40	—	163	—	—	163
Stock-based compensation	—	—	—	—	1,177	—	—	1,177
Unrealized gain on investments	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—		(43,725)	(43,725)

Balance at December 31, 2012	16,059	177,418	310	—	—	23	(147,384)	(147,361)
Issuance of Series C-2 convertible preferred stock for cash, net of issuance costs of $17	1,633	14,983	—	—	—	—	—	—
Series C-2 warrants deemed dividend	—	—	—	—	(2,725)	—	(4,611)	(7,336)
Exercise of warrants	—	—	2,573	3	394	—	—	397
Conversion of preferred stock to common stock	(17,692)	(192,401)	18,925	19	192,382	—	—	192,401
Reclassification of warrant liability	—	—	—	—	28,647	—	—	28,647
Exercise of stock options	—	—	24	—	97	—	—	97
Stock-based compensation	—	—	—	—	3,909	—	—	3,909
Issuance of 7,878 shares of common stock, net of issuance cost of $8,691	—	—	7,878	8	77,956	—	—	77,964
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(73,845)	(73,845)

Balance at December 31, 2013	—	$—	29,710	$30	$300,660	$—	$(225,840)	$74,850

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Statements of Cash Flows

(In thousands)

	Year Ended December 31,			Period From October 29, 2007 (Inception) Through December 31, 2013
	2013	2012	2011
Operating activities
Net loss	$(73,845)	$(43,725)	$(25,823)	$(216,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,088	394	837	5,497
Loss on disposal of property and equipment	—	—	—	103
Acquired in-process research and development		—	—	6,823
Stock-based compensation	3,909	1,177	1,057	7,282
Amortization of debt discount	136	—	—	136
Amortization of debt issuance costs	32	—	20	203
Accretion of final debt payment	350	—	—	350
Conversion of bridge financing interest into Series B preferred stock	—	—	—	130
Revaluation of convertible preferred stock warrant liability	1,564	465	(87)	1,861
Changes in assets and liabilities:
Other receivables	2,742	(2,983)	—	(241)
Prepaid expenses and other current assets	(669)	9	(498)	(1,790)
Other assets	(3,431)	(84)	(220)	(3,807)
Accounts payable	1,264	1,483	872	4,735
Accrued and other liabilities	3,465	3,475	318	8,499
Deferred rent	755	4,279	(37)	5,034

Net cash used in operating activities	(62,640)	(35,510)	(23,561)	(181,341)

Investing activities
Purchase of short-term investments	(10,087)	(46,189)	(18,077)	(126,139)
Proceeds from maturities of short-term investments	49,198	20,363	16,950	126,139
Purchase of property and equipment	(3,776)	(2,652)	(150)	(7,831)

Net cash provided by (used in) investing activities	35,335	(28,478)	(1,277)	(7,831)

Financing activities
Net proceeds from issuance of convertible preferred stock	14,983	64,571	34,949	185,653
Net proceeds from initial public offering	77,964	—	—	77,964
Proceeds from bridge debt financing	—	—	—	6,100
Proceeds from common stock option exercise	97	152	85	684
Proceeds from warrant exercise	397	—	—	397
Net proceeds from capital loan	12,404	—	—	21,404
Repayment of capital loan	—	(691)	(4,809)	(9,269)
Net proceeds from equipment line of credit	1,225	—	—	2,700
Repayment of equipment line of credit	(227)	(72)	(415)	(1,702)

Net cash provided by financing activities	106,843	63,960	29,810	283,931

Net increase (decrease) in cash and cash equivalents	79,538	(28)	4,972	94,759
Cash and cash equivalents at beginning of period	15,221	15,249	10,277	—

Cash and cash equivalents at end of period	$94,759	$15,221	$15,249	$94,759

Supplemental disclosures of cash flow information
Cash paid for interest	$854	$5	$327	$3,409
Cash paid for taxes	2	1	1	6

Noncash investing and financing activities
Change in unrealized gain on short-term investments	(23)	15	7	—
Issuance of warrants in connection with line of credit	25	—	—	42
Issuance of warrants in connection with capital loan	193	—	—	347
Issuance of warrants in connection with Series B financing		—	—	345
Issuance of warrants in connection with Series C financing	7,336	18,716	—	26,052
Reclassification of convertible preferred stock warrant liability due to the exercise of the warrants	28,072	—	—	28,072
Reclassification of convertible preferred stock warrant liability due to conversion to warrants to purchase common stock	575	—	—	575
Conversion of bridge financing into preferred stock	—	—	—	6,100
Tangible and intangible assets acquired with preferred stock	—	—	—	10,229
Property and equipment purchased under capital lease	—	—	—	875
Accounts payable related to purchase of property and equipment	—	2,520	—	2,520

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013

1. Organization

Relypsa, Inc. (Relypsa or the Company) is a clinical development-stage biopharmaceutical company dedicated to the development and commercialization of new non-absorbed polymeric drugs for important applications in renal, cardiovascular and metabolic disease. The Company commenced operations on October 29, 2007 and is considered a development stage company. The Company’s principal operations are based in Redwood City, California and it operates in one segment.

Relypsa’s lead product candidate is patiromer, which is also known as RLY5016 for oral suspension, is a non-absorbed potassium binder that completed a pivotal Phase 3 clinical trial for the treatment of hyperkalemia during 2013.

On November 15, 2013, the Company completed its initial public offering, or IPO, which resulted in net proceeds of $78.0 million from the issuance of 7,877,500 shares of common stock. In connection with the IPO, on an as converted basis, 18,924,883 shares of the Company’s convertible preferred stock and 2,563,076 convertible preferred stock warrants were converted into 21,487,959 shares of common stock. In addition, upon completing the IPO, the liabilities related to the convertible preferred stock warrants were re-classified to additional paid-in-capital and are no longer subject to re-measurement.

In connection with the completion of its IPO, on November 15, 2013, the Company filed an amended and restated certificate of incorporation and bylaws, which, among other things, changed the number of authorized shares of common stock to 300,000,000 shares and preferred stock to 5,000,000 shares.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, convertible preferred stock and related warrants, and common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity

In the course of its development activities, the Company has sustained significant operating losses and expects such losses to continue over the next several years. The Company’s success depends on the outcome of its research and development activities. From October 29, 2007 (inception) through December 31, 2013, the Company has incurred cumulative net losses of $216.2 million. Management expects to incur additional losses in the future to conduct product research and development and to conduct pre-commercialization activities. Additional capital will be needed to undertake these activities and meet the operating requirements of the Company. The Company intends to raise such capital through the issuance of additional equity, which would result in dilution to stockholders, borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to patiromer or any of its other product candidates, out-license intellectual property rights to patiromer or its other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents.

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and were reported as a component of accumulated comprehensive income (loss). Realized gains or losses on the sale of all such securities are reported in interest and other income (expense), net and computed using the specific identification method.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company invests its excess cash in money market accounts, U.S. Treasury notes, municipal bonds, corporate notes, certificates of deposit and commercial paper. Other than for obligations of the U.S. government, the Company’s policy is that no more than 5% of its investments may be concentrated in a single issuer. Bank deposits are held by a single financial institution having a strong credit rating and these deposits may at times be in excess of insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the respective assets.

Intangible Assets

Intangible assets consist of acquired patent rights that arose from the Company’s acquisition of assets from Ilypsa (See Note 9 for further details). Acquired patent rights were assigned an estimated useful life of seven years and are being amortized using the straight-line method. The carrying value of these patent rights was $14,000 as of December 31, 2013.

Impairment of Long-Lived Assets

The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability is measured by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. From October 29, 2007 (inception) through December 31, 2013, the Company has not experienced any impairment.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities including salaries and related employee benefits, costs associated with clinical trials, costs related to pre-commercialization manufacturing activities such as manufacturing process validation activities and the manufacturing of commercial supply, nonclinical research and development activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research and manufacturing organizations that conduct certain research and development activities on behalf of the Company.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company determines the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Contract Manufacturing Accruals

Contract Manufacturing costs are a component of research and development expenses. The Company accrues and expenses contract manufacturing activities performed by third parties based upon actual or the estimated amount of work completed in accordance with agreements established with contract manufacturing organizations. The Company determines the actual costs or it estimates the costs through discussions with internal personnel and external service providers as to the manufacturing activities that were performed or completed and the agreed-upon fee to be paid for such services.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more–likely-than-not, based on the technical merits of the position, that it will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period), net of estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the prior estimates.

The Company records the expense attributed to non-employee services paid with share-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for non-employees is subject to re-measurement as the options vest, and the expense is recognized over the period during which services are received.

Convertible Preferred Stock

Prior to the Company’s IPO, the Company recorded all shares of convertible preferred stock at their respective fair values, net of issuance costs, on the dates of issuance. Upon completing the IPO, all shares of our convertible preferred stock then outstanding converted into 18,924,883 shares of our common stock.

Convertible Preferred Stock Warrant Liability

Prior to the Company’s IPO, freestanding warrants for shares that were either puttable or redeemable were classified as liabilities on the balance sheets and were carried at their estimated fair value. The preferred stock underlying the warrants was redeemable in certain circumstances. At the end of each reporting period, changes in the estimated fair value during the period were recorded in interest and other income (expense), net. The consummation of the Company’s IPO resulted in the conversion of all classes of the Company’s preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Deferred Rent

Rent expense is recognized on a straight-line basis over the noncancelable term of the Company’s operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. The Company also records lessor-funded lease incentives, such as reimbursable leasehold improvements, as a deferred rent liability, which is amortized as a reduction of rent expense over the noncancelable term of its operating lease.

Net Loss per Common Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. The net loss per share of common stock attributable to common stockholders is computed using the two-class method required for participating securities. All series of the Company’s convertible preferred stock are considered to be participating securities as they are entitled to participate in undistributed earnings with shares of common stock. Due to the Company’s net loss, there is no impact on earnings per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock—as converted to common stock	—	17,281	10,205
Warrants to purchase convertible preferred stock—as converted to common stock	—	2,236	159
Warrants to purchase common stock	64	—	—
Options to purchase common stock	3,545	2,163	1,492
Common stock subject to repurchase	5	7	10

	3,614	21,687	11,866

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This

amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification. An entity would not need to show the statement of operations line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The Company adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on its financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends Accounting Standards Codification (ASC) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. As this guidance relates to presentation only, the Company does not expect the adoption to have a material impact on its financial statements.

Reverse Stock Split

In October 2013, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 1-for-17.2 basis (the Reverse Stock Split). The par values and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, convertible preferred stock, warrants for preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The Reverse Stock Split was effected on November 13, 2013.

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance for fair value establishes a three-level hierarchy for disclosure of fair value measurements, as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$93,523	$—	$—	$93,523

Total financial assets	$93,523	$—	$—	$93,523

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$12,331	$—	$—	$12,331
Corporate bonds	—	15,481	—	15,481
Commercial bonds	—	22,143	—	22,143
Certificate of deposit	—	3,264	—	3,264

Total financial assets	$12,331	$40,888	$—	$53,219

Financial liabilities:
Preferred stock warrant liabilities	$—	$—	$19,529	$19,529

As of December 31, 2012, the Company’s Level 3 liabilities comprise convertible preferred stock warrant liabilities. The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which were measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2011	$348
Issuance of preferred stock warrants	18,716
Net increase in fair value included in other income (expense)	465

Balance as of December 31, 2012	19,529
Issuance of preferred stock warrants	7,554
Net increase in fair value included in other income (expense)	1,564
Reclassification of warrant liability to equity	(28,647)

Balance as of December 31, 2013	$—

Where quoted prices are available in an active market, securities are classified as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to benchmark yields, reported trades, broker/dealer quotes. The Company classifies corporate bonds, commercial paper and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities that are measured at fair value on a recurring basis consist of convertible preferred stock warrant liabilities.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The fair value of the debt was determined by discounting the contractual cash flows at the current rates charged for similar debt instruments (Level 3).

The fair values of the Series A and B convertible preferred stock warrants were measured using the Black-Scholes option-pricing model. The Series C-1 convertible preferred stock warrants issued in conjunction with the capital loan and line of credit were also measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, volatility of the price of the underlying stock, the remaining contractual term of the warrants, risk-free interest rates and expected dividends. In connection with the Series C financing the Company issued warrants to purchase Series C-1 and Series C-2 convertible preferred stock at an exercise price of $0.17 per share. The Series C-1 and C-2 convertible preferred stock were valued using the probability-weighted expected return method (PWERM).

The Company’s C-2 convertible preferred stock was valued on October 10, 2013 using PWERM to allocate the enterprise value to the Company’s various equity components. Under this method, the per share value of each class of stock can be estimated based upon the probability-weighted present value of expected future equity values, under various possible future liquidity event scenarios. The future liquidity event scenarios and the probability of each were as follows: 1) initial public offering 65%; 2) remain private 10%; 3) strategic merger or sale 20%; or 4) dissolution or liquidation 5%. The estimated time to a liquidity event of two months and likelihood of the future liquidity event scenarios was determined based primarily on input from management of the Company.

Upon the Company’s IPO during November 2013, the Series A and B convertible preferred stock warrants were re-measured using the Black-Scholes option-pricing model and the Series C-1 and C-2 convertible preferred stock warrants were re-measured with the intrinsic value on the date of the IPO.

There were no transfers between Level 1 and Level 2 during the periods presented.

4. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Cash and money market funds	$94,759	$—	$—	$94,759

Total financial assets	$94,759	$—	$—	$94,759

Reported as:
Cash and cash equivalents				$94,759

				$94,759

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Cash and money market funds	$13,467	$—	$—	$13,467
Corporate bonds	15,482	1	(2)	15,481
Commercial paper	22,120	23	—	22,143
Certificate of deposit	3,263	1	—	3,264

Total financial assets	$54,332	$25	$(2)	$54,355

Reported as:
Cash and cash equivalents				$15,221
Short-term investments				39,134

				$54,355

For the years ended December 31, 2013 and 2012, there were no realized gains or losses on the available-for-sale securities. All available-for-sale marketable securities held at December 31, 2012 had maturity dates less than one year. Unrealized losses are recognized when a decline in fair value is determined to be other-than-temporary. As of December 31, 2013 and 2012, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to changes in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

5. Property and Equipment

The following table is a summary of property and equipment (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$2,315	$2,784
Computers and software	126	104
Leasehold improvements	4,998	5,858
Furniture and fixtures	596	575

	8,035	9,321
Less accumulated depreciation and amortization	(2,411)	(3,883)

	$5,624	$5,438

Property and equipment depreciation and amortization expense was $1.0 million, $0.4 million, $0.8 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, and for the period from October 29, 2007 (inception) through December 31, 2013, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued contract manufacturing	$3,617	$714
Accrued clinical trial expenses	1,370	1,577
Accrued accounts payable	771	552
Accrued professional and consulting services	85	85
Other	104	28

	$5,947	$2,956

7. Borrowings

Line of Credit

In July 2008, the Company entered into a $1.5 million equipment line of credit. The terms of repayment range from 36 months to 42 months, and the interest rate is fixed at 8%. During the year ended December 31, 2012, the equipment line of credit was fully repaid in accordance with the contractual terms.

In connection with the equipment line of credit, the Company issued warrants to purchase 2,616 shares of Series A-1 convertible preferred stock at an exercise price of $17.20. The warrants are exercisable upon issuance and expire ten years from the date of grant (July 2008). The aggregate value of the warrants on the date of issuance was $17,000, which was recorded as a liability and as debt issuance costs, which were amortized to interest expense over the term of the line of credit using the effective interest rate method. Upon the Company’s

IPO during November 2013, the warrants for convertible preferred stock were converted to warrants for common stock and the related liability was re-classified to equity. As of December 31, 2013, these warrants were still outstanding.

Capital Loan

In 2008, the Company entered into a Capital Loan and Security Agreement and was advanced a total of $9.0 million. This debt took priority over other debts, with certain exceptions such as the line of credit. The term of the loan was 42 months, with payments of interest only over the first twelve months, followed by 30 equal monthly payments of principal and interest. The interest rate during the interest only period was fixed at 10% and during the remainder of the term the interest rate was fixed at 9.85%.

During the year ended December 31, 2010, the loan was amended, whereby the monthly installments were reduced and the interest rate increased to 11.85% for the April through August 2010 installments, and the subsequent monthly installments were increased. The end of term payment due on January 31, 2012, originally $0.1 million, was increased to $0.3 million. These changes were considered to be a loan modification and were accounted for prospectively as a yield adjustment. During the year ended December 31, 2012 the loan was fully repaid in accordance with the contractual terms.

In connection with the Capital Loan and Security Agreement, the Company issued warrants to purchase 26,162 shares of Series A convertible preferred stock. The aggregate value of the warrants of $0.2 million was recorded as a liability and as debt issuance costs, which were amortized to interest expense over the term of the agreement using the effective interest rate method. Upon the Company’s IPO during November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. As a result of this conversion, the warrants ceased to be re-measured and the warrant liability was reclassified to equity. These were exercised during 2013, resulting in the net issuance of 9,800 shares of common stock.

Convertible Promissory Notes

On April 27, 2010 and July 27, 2010, the Company entered into convertible note and warrant purchase agreements with certain existing investors under which the Company issued convertible notes in an aggregate amount of $6.0 million at an interest rate of 8% per annum, due on September 30, 2010. The convertible notes could not be prepaid without the consent of the holders. The principal and the accrued interest under the convertible notes were automatically redeemable into the securities sold in the Company’s next equity financing which occurred in September 2010 when the Company sold shares of Series B-1 convertible preferred stock at a price of $13.502 per share. Concurrent with the closing of the financing and in accordance with the terms of the notes, the aggregate note principal and accrued interest totaling $6.1 million was converted into 453,953 shares of Series B-1 convertible preferred stock at $13.502 per share. Upon the Company’s IPO during November 2013, the Series B-1 convertible preferred stock were converted to common stock.

In connection with the issuance of convertible notes, the Company also issued warrants to purchase 88,868 shares of Series B-1 convertible preferred stock at an exercise price of $13.502 per share and with an aggregate fair value at issuance of $0.3 million. This amount was recorded as a convertible preferred stock warrant liability and as debt discount, which was fully amortized to interest expense during the year ended December 31, 2010. Upon the Company’s IPO during November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. As a result of this conversion, the warrants ceased to be re-measured and the warrant liability was reclassified to equity. All of these warrants were exercised for cash and net exercised during 2013, resulting in the issuance of 44,713 shares of common stock.

Capital Loan

On January 31, 2013, the Company entered into a Loan and Security Agreement that provides the Company with a loan of up to $20.0 million. Per the terms of the Loan and Security Agreement there are two advances, an initial advance of $12.5 million that was received in January 2013 and a second advance of $7.5 million. On December 19, 2013, the Company entered into an amendment to the loan and security agreement to extend the draw period of the second tranche to June 30, 2014 and became available upon achievement of the positive primary endpoints of pivotal Phase 3 trial for patiromer. The terms of the loan require interest only payments through December 31, 2013, followed by 30 equal monthly payments of interest and principal. The Company will be required to make a final payment upon loan maturity of 6% of the amounts advanced. The interest rate for the first advance is 7.80% and the interest rate on the second advance will be the three month LIBOR rate plus 7.44%. In addition, the Company issued a warrant to purchase 54,437 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848. The warrants are exercisable upon issuance and expire seven years from the date of grant (January 2013). Upon the Company’s IPO during November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock and as of December 31, 2013, these warrants were still outstanding.

The fair value of the warrants of $0.2 million at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.38%, a life of 7 years, a volatility factor of 91.4%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $1.3 million for the year ended December 31, 2013.

The loan and security agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of December 31, 2013, principal of $12.5 million was outstanding under the loan and security agreement, and the Company was compliance with all required covenants.

Line of Credit

In May 2013, the Company entered into a $1.6 million equipment line of credit with a bank. The terms of repayment are 36 monthly payments, and the interest rate is fixed at 5.75%. The Company will be required to make a final payment of 9.25% of the amounts advanced. The outstanding balance on the credit line is secured by a first priority lien over all equipment purchased using the line of credit. In connection with the Company’s equipment line of credit, the Company issued a warrant to purchase 6,968 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848. The warrants are exercisable upon issuance and expire seven years from the date of grant (May 2013). Upon the Company’s IPO during November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock and as of December 31, 2013, these warrants were still outstanding.

The fair value of the warrants of $25,000 at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.07%, a life of 7 years, a volatility factor of 91.6%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.1 million for the year ended December 31, 2013.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of December 31, 2013, principal of $1.0 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

8. Commitments and Contingencies

Contract Manufacturing and Supply Agreement

On November 27, 2012, Relypsa entered into a Memorandum of Understanding (MOU) with Lanxess Corporation (Lanxess), pursuant to which Lanxess serves as a commercial manufacturer and commercial supplier of the active ingredient of patiromer and provides manufacturing services in relation to the product. In addition, Lanxess will support the Company in the preparation and filing of a new drug application for patiromer with the Food and Drug Administration (FDA). The MOU was amended on June 27, 2013 and September 30, 2013, (Amended MOU) to include updated estimates of costs and timing of activities being conducted by the Company and Lanxess. During 2013, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of patiromer in anticipation of commercial launch. These payments are recorded in other assets and prior to the commercialization of patiromer, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Lanxess has full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by patiromer.

On January 9, 2014, the Company entered into a multi-year Manufacturing and Supply Agreement (the Supply Agreement) with Lanxess that supersedes the Amended MOU. For further detail concerning the Supply Agreement please see Note 16 Subsequent Events.

Operating Leases

The Company entered into an operating sublease with Ilypsa (Amgen), with below-market rent payments for a facility located in Santa Clara, California, which expired in October 2011. Effective November 2011, the Company continued its occupancy of the facility through an 18-month operating lease with the owner, Abbott Laboratories, which could be terminated by Abbott after 14 months. In June 2012, the Company received notice from Abbott Laboratories, exercising its right to terminate the Company’s facility lease as of December 31, 2012.

In September 2012, the Company entered into a lease agreement for office and laboratory facilities in Redwood City, California. The lease term commences on January 1, 2013 for a period of seven years with options to extend the lease for two additional three-year terms.

The operating lease agreement contains an initial two month rent holiday and rent escalation provisions over the term of the lease. In accordance with the terms of the operating lease agreement the Company provided a security deposit in the form of a $0.3 million irrevocable letter of credit from the Company’s bank. The total rent obligation will be expensed ratably over the term of the lease agreement.

Future minimum operating lease payments at December 31, 2013, are as follows (in thousands):

Year ending December 31:
2014	$1,278
2015	1,383
2016	1,459
2017	1,509
2018	1,559
Thereafter	1,610

Total future minimum payments	$8,798

The lease agreement provides the Company with a tenant improvement allowance of $4.7 million in order for the Company to complete an office renovation and a lab build out upon the execution of the operating lease which the Company completed during 2013. An additional allowance that can be drawn at a later date of $0.8 million was also provided per the operating lease agreement to the Company and the Company expects to draw all of this additional allowance in conjunction with completing an additional office renovation during 2014. The Company will account for the aggregate tenant improvement allowance received as a leasehold improvement asset and a deferred rent liability on the accompanying balance sheets. The tenant improvement allowance asset will be amortized as depreciation expense and the deferred rent liability balance as a credit to rent expense over the period from which the improvements were placed in service until the end of their useful life or until the end of the lease term, whichever is shorter. As of December 31, 2013 and 2012, the Company had $0.2 million and $2.9 million in other receivables, respectively, and the Company has capitalized $4.9 million and $4.1 million in leasehold improvements related to the tenant improvement allowance for the years ended December 31, 2013 and 2012.

Rent expense was $1.1 million, $1.5 million, $1.6 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, and for the period from October 29, 2007 (inception) through December 31, 2013, respectively. The Company recognized rent expense on a straight-line basis over the lease term.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2013.

9. Technology Agreement

During 2007, the Company acquired certain assets from Ilypsa, Inc. (Ilypsa), a wholly owned subsidiary of Amgen, Inc. (Amgen), consisting of certain property and equipment and intangible assets primarily relating to Ilypsa’s nonabsorbed polymer therapeutics clinical development programs. In consideration for such transfer the Company issued 476,686 shares of Series A convertible preferred stock to Amgen valued at $8.2 million. Contingent consideration included an obligation to pay royalties on sales of products resulting from the clinical development programs. This transaction was accounted for as an asset acquisition with the cost of the acquisition allocated to the individual assets acquired on a relative fair value basis.

During November 2009, the Company purchased from Ilypsa certain rights Ilypsa had retained in one of the clinical development programs that the Company had acquired in 2007 under an amended intellectual property agreement (the Amended Agreement). In consideration, the Company issued to Amgen 214,186 shares of Series A convertible preferred stock with a fair value of $2.0 million. This amount was recorded as in-process research and development and was recognized in expense, as the related clinical program is still in development and has no alternative future use.

The Amended Agreement also obligated the Company to make milestone payments to Ilypsa (Amgen) upon occurrence of certain events related to this program. In February 2013, the Company dosed its first patient in a pivotal clinical trial that is evaluating patiromer for the treatment of hyperkalemia and in March 2013, the Company made a $12.5 million milestone payment to Ilypsa (Amgen) in accordance with the Amended Agreement. Further, upon a change in control transaction, an additional payment could be owed to Ilypsa (Amgen) ranging from 6.7% to 10% of the purchase price, less certain expenses, up to a total of $30.0 million. The Company has no obligation to pay royalties on future sales of patiromer to Ilypsa (Amgen).

10. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

As of December 31, 2013, the Company had no outstanding convertible preferred stock. Upon the Company’s IPO during November 2013, all outstanding shares of convertible preferred stock converted into 18,924,883 shares of common stock. As of December 31, 2012, the Company had outstanding convertible preferred stock as follows (in thousands):

	December 31, 2012
	Shares Designated	Shares Issued and Outstanding	Net Proceeds	Liquidation Preferences
Series A	55,378	69	$518	$511
Series A-1	55,378	2,500	42,685	18,489
Series B	—	—	—	—
Series B-1	46,300	2,602	34,695	41,667
Series B-2	65,600	3,811	34,949	39,004
Series C	1,996	—	—	—
Series C-1	159,141	7,077	64,571	67,179
Series C-2	40,500	—	—	—

	424,293	16,059	$177,418	$166,850

During the year ended December 31, 2010, the Company issued 2,601,813 shares of Series B-1 convertible preferred stock at a price of $13.502 per share. In connection with the transaction, existing holders of Series A convertible preferred stock were required to purchase a pro rata number of shares of Series B-1 stock. Upon closing of the Series B-1 stock issuance, shares of Series A stock automatically converted either (1) into shares of Series A-1 convertible preferred stock, on a one-for-one basis, if the Series A stock holder purchased its entire pro rata number of shares of the Series B-1 stock; or (2) into one tenth of one share of Series A convertible preferred stock if the existing holder did not participate in the Series B-1 issuance. In aggregate, 2,500,000 shares of Series A stock were converted into an equal number of shares of Series A-1 stock, and 690,865 shares of Series A stock were converted into 69,086 shares of Series A stock. The Company accounted for the automatic conversion of Series A stock into one tenth of one share of Series A convertible preferred stock as a preferred stock extinguishment, recorded the fair value of the remaining shares of Series A preferred stock outstanding and recognized the resulting $9.7 million reduction in the carrying value of preferred stock as a credit to accumulated paid-in capital.

During the year ended December 31, 2011, the Company issued 3,810,637 shares of Series B-2 convertible preferred stock at a price of $9.1848 per share for aggregate proceeds of $35.0 million. This stock was issued pursuant to the same stock purchase agreement as the Series B-1 shares, and the holders of Series B-1 stock were obligated to purchase a pro rata number of shares of Series B-2 convertible preferred stock. To the extent that a holder of Series B-1 stock did not purchase all of such holder’s pro rata allocation of the Series B-2 stock, each outstanding share of Series B-1 stock held by this holder would be automatically converted into one tenth of one share of Series B convertible preferred stock. All Series B-1 holders purchased their pro rata share amounts and, accordingly, there was no such conversion to Series B convertible preferred stock. In addition, the conversion rate of the Series B-1 stock was adjusted, such that the number of common shares receivable upon conversion will be the same as if the purchasers of the Series B-1 shares had paid the same purchase price per share as for the Series B-2 shares.

During the year ended December 31, 2012, the Company issued 7,076,901 shares of Series C-1 convertible stock at a price of $9.1848 per share for aggregate proceeds of $65.0 million. Per the terms of the Series C Stock and Warrant Purchase Agreement, as amended (the “Series C Agreements”) if purchasers of Series C-1 shares purchased in excess of 100% of their pro rata share, they were issued warrants to purchase two shares of Series

C-1 for each Series C-1 share purchased in excess of their pro rata share. The Company issued warrants to purchase 2,076,643 shares of Series C-1 convertible stock that were immediately exercisable, have an exercise price of $0.17 per share and have a five year contractual life.

The terms of the Series C Agreements also require the holders of Series C-1 shares to purchase Series C-2 shares for $9.1848 per share in a second financing (the Series C-2 Financing) which would occur upon the Company’s cash balance falling below a defined level, or upon the election of holders of more than 50% of the Series C-1 shares. Notwithstanding this, each purchaser’s obligation to purchase shares at the Series C-2 closing shall terminate if holders of shares of convertible preferred stock representing at least 55% of the total number of shares of common stock into which the outstanding convertible preferred stock could be converted, voting together as a single class elect to terminate such obligation.

During October 2013, the Company issued 1,633,126 shares of Series C-2 convertible preferred stock at a price of $9.1848 per share for aggregate gross proceeds of $15.0 million. Per the terms of the Series C Preferred Stock and Warrant Purchase Agreement, as amended, if purchasers of Series C convertible preferred stock purchased in excess of 100% of their pro rata share, they were issued warrants to purchase two shares of Series C for each Series C share purchased in excess of their pro rata share. The Company issued warrants to purchase 479,221 shares of Series C-2 convertible preferred stock that were immediately exercisable, have an exercise price of $0.17 per share and had a five year contractual life. The warrants were valued at $15.308 per share at the time of issuance based on their intrinsic value. The warrants were determined to be a deemed dividend to preferred stockholders, and the $7.3 million fair value was been classified as an increase to stockholders’ equity (deficit) and as a convertible preferred stock warrant liability. Upon the Company’s IPO during November 2013, the warrants to purchase convertible preferred stock were exercised into 472,187 shares of common stock. As a result of this conversion, the warrants ceased to be re-measured and the warrant liability was reclassified to equity.

Dividends

The holders of convertible preferred stock are entitled to receive cumulative annual dividends at the rate of 8% of the applicable original issue price per annum, payable when, as, and if declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the common stock of the Company. No dividends have been declared or paid since inception.

Liquidation

Upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any payment to holders of common stock, the holders of convertible preferred stock, are entitled to be paid out of the assets of the Company legally available for distribution up to the full preferential amounts (if any) to which the preferred holders are entitled.

Conversion

In accordance with the Amended and Restated Certificate of Incorporation, upon the Company’s IPO during November 2013, all shares of Series A, Series A-1, Series B-2, Series C-1 Series C-2 preferred stock were convertible into common stock on a one-for-one basis. The shares of Series B-1 preferred stock were convertible into common stock on a one-for-1.47 basis.

Common Stock

The Company has issued options to purchase common stock that are subject to vesting and allow for early exercise, unvested common stock is issued upon the early exercise of the options. In addition, during 2007 the Company issued restricted stock that was subject to four year vesting that completed during 2011. The Company reserves the right to repurchase the unvested common stock and had reserved the right to repurchase restricted stock in the event of employee termination. At the Company’s option, the repurchase price equals the lower of the share price paid by the employees or the fair market value as of the date of repurchase. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2013 and 2012, there are 5,125 and 6,627 shares respectively, of unvested common stock with an aggregate purchase price of $23,000 and $27,000, respectively, that are subject to repurchase at prices ranging from $3.78 to $7.39 per share, and are classified as a component of other accrued liabilities. The following table summarizes information about unvested common stock and restricted stock (in thousands except per share amounts):

	Number of Shares	Weighted- Average Purchase Price ($)
Unvested shares at October 29, 2007 (inception)	—	$—
Shares sold	352	0.69
Shares vested	(103)	1.38
Shares repurchased	(76)	0.17

Unvested shares at December 31, 2008	173	0.69
Shares sold	11	3.44
Shares vested	(69)	1.20
Shares repurchased	(44)	0.17

Unvested shares at December 31, 2009	71	0.86
Shares sold	22	3.61
Shares vested	(51)	1.55
Shares repurchased	(5)	0.34

Unvested shares at December 31, 2010	37	1.38
Shares sold	23	4.13
Shares vested	(46)	2.06
Shares repurchased	(3)	3.78

Unvested shares at December 31, 2011	11	3.96
Shares sold	36	4.13
Shares vested	(40)	4.13
Shares repurchased	—	—

Unvested shares at December 31, 2012	7	4.13
Shares sold	23	4.12
Shares vested	(25)	4.01
Shares repurchased	—	—

Unvested shares at December 31, 2013	5	$3.78

11. Stock Option Plans

The Company adopted the 2007 Equity Incentive Plan (the 2007 Plan) which provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2007 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. Options under the 2007 Plan may be granted for periods of up to ten years and are exercisable immediately, subject to rights of repurchase by the Company, which lapse over the period the applicable shares vest. Employee options granted by the Company generally vest over four years.

As of November 2013, the stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The number of shares which may be issued or transferred under the Plan shall be equal to the sum of 1,276,587 shares and any of the shares available for issuance under the 2007 Plan. Options granted under the 2013 Plan may be granted for periods of up to ten years to become exercisable when vested. As of December 31, 2013, the Company has reserved 1,232,978 shares of common stock for issuance under the 2013 Plan.

The following table summarizes option activity under the 2007 Plan and the 2013 Plan and related information (in thousands except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Shares reserved at plan inception	118	—	$—
Additional shares reserved under plan	75	—	—
Options granted	(140)	140	4.30
Options exercised	—	(47)	4.30
Options forfeited	2	(2)	4.30

Options outstanding at December 31, 2008	55	91	4.30
Additional shares reserved under plan	107	—	—
Options granted	(88)	88	2.75
Options exercised	—	(11)	3.44
Options forfeited	36	(36)	3.44

Options outstanding at December 31, 2009	110	132	3.61
Additional shares reserved under plan	510	—	—
Options granted	(582)	582	4.47
Options exercised	—	(22)	3.61
Options forfeited	9	(9)	3.27
Shares repurchased	—	—	4.30

Options outstanding at December 31, 2010	47	683	4.47
Additional shares reserved under plan	838	—	—
Options granted	(990)	990	4.13
Options exercised	—	(23)	4.13
Options forfeited	159	(159)	4.64
Shares repurchased	3	—	3.78

Options outstanding at December 31, 2011	57	1,491	4.13
Additional shares reserved under plan	718	—	—
Options granted	(921)	921	3.96
Options exercised	—	(36)	4.13
Options forfeited	213	(213)	4.30

Options outstanding at December 31, 2012	67	2,163	4.13
Additional shares reserved under plan	2,571	—	—
Options granted	(1,444)	1,444	7.91
Options exercised	—	(23)	4.12
Options forfeited	39	(39)	4.12

Options outstanding at December 31, 2013	1,233	3,545	$5.63	8.6	$68,666

Vested and expected to vest at December 31, 2013	—	3,389	$5.57	8.5	$65,862

Vested at December 31, 2013	—	1,178	$4.13	7.3	$26,628

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the NASDAQ listing fair value of the Company’s common stock as of December 31, 2013.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding and Exercisable
Exercise Price	Shares	Weighted- Average Contractual Life
		(in years)
$2.76	39,861	5.22
$3.79	46,971	6.40
$3.96	1,607,056	8.31
$4.30	27,610	4.14
$4.65	381,661	6.85
$4.99	33,137	9.18
$7.40	1,296,003	9.56
$11.00	78,698	9.87
$23.29	33,813	9.95

	3,544,810

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012, 2011 and for the period from October 29, 2007 (inception) through December 31, 2013, were $6.23, $3.10, $2.92 and $4.34, respectively. The total fair value of options that vested during the years ended December 31, 2013, 2012, 2011, and for the period from October 29, 2007 (inception) through December 31, 2013, was $5.0 million, $1.1 million, $0.9 million and $8.1 million, respectively. The intrinsic value (the difference between the fair value of the Company’s common stock at the exercise date and the exercise price) of the options exercised was $158,000, $8,000 and $272,000 during the years ended December 31, 2013 and 2012, and for the period from October 29, 2007 (inception) through December 31, 2013, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Year Ended December 31,			October 29, 2007 (Inception) Through December 31,
	2013	2012	2011	2013
Research and development:
Employees	$776	$368	$300	$1,935
Non-employee consultants	1,659	117	311	2,370
General and administrative:
Employees	1,474	692	440	2,947
Non-employee consultants	—	—	6	30

Total stock-based compensation expense	$3,909	$1,177	$1,057	$7,282

The total unrecognized stock-based compensation expense related to stock-based compensation arrangements at December 31, 2013, was $14.9 million, and is expected to be recognized over a weighted-average period of approximately 3.0 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Since the Company has only been publicly traded for a short period and does not have adequate trading history for its common stock, the expected stock price volatility was calculated based on the average historical volatility for comparable publicly traded pharmaceutical companies. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of Relypsa’s stock-based awards.

The expected term of the options is based on the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is calculated as the midpoint between the weighted-average vesting term and the contractual expiration period also known as the simplified method. The risk-free rate is based on U.S. Treasury zero coupon issues with remaining terms consistent with the expected terms of the stock options, as determined at the time of grant. To date, the Company has not declared or paid any cash dividends and does not have any plans to do so in the future. Therefore, the Company used an expected divided yield of zero.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	95-110%	87-95%	77-93%
Expected dividends	0%	0%	0%
Expected term (in years)	6	6	5-6
Risk-free rate	1.1-1.8%	0.8-1.1%	0.9-2.2%

In the years ended December 31, 2013, 2012 and 2011, and for the period from October 29, 2007 (inception) through December 31, 2013, the Company granted 290; 29,651; 99,709 and 364,830 shares of common stock options, respectively, with exercise prices of $7.40; $3.96; $3.96 to $4.65 and $2.76 to $7.40, respectively, per share in exchange for services from non-employees. Stock-based compensation expense related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of non-employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	91%-122%	83%	90%
Expected dividends	0%	0%	0%
Expected term (in years)	5-10	9-10	9-10
Risk-free rate	1.3-2.7%	1.6-1.7%	1.7-1.8%

12. Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2013, 2012, and 2011.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate	5.8	5.8	5.8
Research and development tax credit	1.7	1.4	1.0
Permanent item	(1.0)	(0.8)	(0.5)
Valuation allowance	(40.5)	(40.4)	(40.3)

Provision for income taxes	—%	—%	—%

At December 31, 2013, the Company had total deferred tax assets of $75.9 million. Due to uncertainties surrounding its ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset total deferred tax assets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31
	2013	2012	2011
Federal and state net operating loss carryforwards	$64,768	$40,323	$34,962
Federal and state research and development credits	4,703	3,550	3,477
Depreciation	1,538	1,421	1,465
Intangible assets	(6)	(12)	(19)
Accruals and reserves	4,942	2,718	654

	75,945	48,000	40,539
Valuation allowance	(75,945)	(48,000)	(40,539)

Net deferred tax assets	$—	$—	$—

No tax benefit has been recorded through December 31, 2013, 2012 and 2011, because of the Company’s history of operating losses, and a full valuation allowance has been provided. The Company’s valuation allowance increased by $27.9 million, $7.5 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $163.2 million and $158.8 million that may be available, subject to the limitations described below, to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively.

Additionally, the future utilization of the net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company performed an initial analysis under Section 382. As a result of this analysis, the Company removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2013 from its deferred tax asset schedule and have recorded a corresponding decrease to the valuation allowance. When this analysis is finalized, the deferred tax asset-schedule and associated valuation allowance will be updated. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

As of December 31, 2013, the Company had research and development credit carryforwards of approximately $2.6 million and $3.2 million available to reduce future tax expense, if any, for federal and California state income tax purposes, respectively. The federal credits expire beginning in 2027, and the California credits carry forward indefinitely. Further, the future utilization of the research and development credit carryforwards are also subject to the limitations as discussed above. The Company has performed an initial analysis pursuant to Internal Revenue Code Section 383, and as a result of this analysis, it has removed the deferred tax assets for research and development credits of $0.6 million generated through December 31, 2013 and have recorded a corresponding decrease to the valuation allowance.

The Company files income tax returns in the United States and California. The tax years 2008 to 2012 remain open to U.S. federal and state examination to the extent of the utilization of net operating loss and credit carryovers. As of December 31, 2013, the Company was not under examination by the Internal Revenue Service or any state tax jurisdiction.

The Company recognizes uncertain tax positions when it is more-likely-than-not, based on the technical merits, that the position will not be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1	$1,836	$1,455	$1,013
Increases related to current period tax positions	588	350	442
Increases related to prior period tax positions	52	31	—

Balance as of December 31	$2,476	$1,836	$1,455

As of December 31, 2013, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company’s federal and California income tax returns are subject to tax authority examinations from inception due to historical net operation losses and tax credit carryforwards. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes and to date have not recorded any interest or penalties. The company is not currently under an examination and does not expect material changes to its unrecognized tax benefits in the next twelve months.

13. Employee Stock Purchase Plan

As of November 2013, the stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP. The number of shares of common stock that shall be made available for sale under the Plan shall be equal to 255,317 shares. In addition, the number of shares available for issuance will be annually increased on the first day of each year beginning in 2015 and ending in 2023 by an amount equal to the lesser of: 510,634; or 1% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or, an amount determined by our board of directors. As of December 31, 2013, there are no shares granted under the ESPP as the ESPP has not been activated.

14. 401(k) Savings Plan

The Company sponsors a 401(k) Plan to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 90% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company does not make matching contributions to the 401(k) Plan.

15. Related Party Transaction

Consulting Agreement with Dr. Klaus Veitinger

In October 2010, the Company entered into a Consulting and Independent Contractor Agreement with an entity controlled by Dr. Klaus Veitinger, a member of its board of directors, under which Dr. Veitinger provides certain consulting services to the Company in connection with patiromer. This agreement was terminated in conjunction with the Company’s IPO that was completed in November 2013. Pursuant to this agreement the Company paid approximately $0.1 million, $0.2 million and $0.2 million in 2013, 2012 and 2011, respectively.

16. Subsequent Events

Manufacturing Supply Agreement

On January 9, 2014, the Company entered into the Supply Agreement with Lanxess that supersedes the Amended MOU. Under the Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient for patiromer. The Supply Agreement terminates on December 31, 2020 unless earlier terminated. The Company may extend the Supply Agreement for an additional five years with notice. The Supply Agreement may be terminated by the Company with notice if it abandons development or manufacturing of patiromer or fails to obtain FDA approval or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, which may be given after October 1, 2015, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, which may be given after October 1, 2015 and (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms beginning in September 2015.

Under the Supply Agreement with Lanxess, Lanxess is obligated to manufacture the Company’s commercial supply of patiromer, and the Company is obligated to purchase from Lanxess such products manufactured. Relypsa is obligated to make minimum purchases of active ingredient and raw materials over the two years totaling $24.0 million. The forecasted payments on an annual basis are expected to be $12.2 million and $11.8 million during 2014 and 2015, respectively. In addition, the Company will be required to purchase an additional $12.3 million of API from Lanxess if Lanxess meets certain requirements as defined by the Supply Agreement.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the year ended December 31, 2013.

17. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands, except share and per share data)
Operating expenses:
Research and development(1)	$10,914	$12,158	$13,295	$22,604	$8,533	$8,185	$11,700	$7,634
General and administrative	3,732	2,685	2,988	2,535	2,692	1,411	1,684	1,498

Total operating expenses	14,646	14,843	16,283	25,139	11,225	9,596	13,384	9,132

Loss from operations	(14,646)	(14,843)	(16,283)	(25,139)	(11,225)	(9,596)	(13,384)	(9,132)
Interest and other income (expense), net(2)	13,314	(10,382)	(3,549)	(864)	(440)	12	31	15
Interest expense	(407)	(410)	(388)	(248)	—	—	—	(6)

Net loss	(1,739)	(25,635)	(20,220)	(26,251)	(11,665)	(9,584)	(13,353)	(9,123)
Deemed dividend to preferred stockholders(3)	(7,336)	—	—	—	(2,744)	(15,972)	—	—

Net loss attributable to common stockholders	$(9,075)	$(25,635)	$(20,220)	$(26,251)	$(14,409)	$(25,556)	$(13,353)	$(9,123)

Net loss per share attributable to common stockholders basic and diluted	$(0.68)	$(79.91)	$(64.87)	$(84.61)	$(46.63)	$(83.02)	$(43.59)	$(31.20)

Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted(4)	13,430,244	320,802	311,703	310,275	309,013	307,821	306,361	292,414

(1)	During the quarter ended March 31, 2013, a $12.5 million milestone payment was made to Amgen pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for patiromer.
(2)	Interest and other income (expense), net is primarily related to the change in value of warrants to acquire convertible preferred stock that were issued in connection with our preferred stock financings, capital loan and equipment line of credit.
(3)	During 2012 and 2013, we recognized deemed dividends to preferred stockholders as a result of the issuance of warrants as part of our Series C-1 and C-2 financings.
(4)	During the quarter ended December 31, 2013, shares outstanding increased as a result of the initial public offering of the Company’s common stock and the conversion of convertible preferred stock and warrants into common stock.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Operations

•	Statements of Comprehensive Loss

•	Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

•	Statements of Cash Flows

•	Notes to Financial Statements

(2)	Financial Statement Schedules

All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	Reference is made to the Exhibit Index accompanying this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELYPSA, INC.

March 18, 2014	By:	/s/ JOHN A. ORWIN
John A. Orwin
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John A. Orwin, Kristine M. Ball and Ronald A. Krasnow his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. ORWIN John A. Orwin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2014

/s/ KRISTINE M. BALL Kristine M. Ball	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2014

/s/ JOHN P. BUTLER John P. Butler	Director	March , 2014

/s/ PAUL J. HASTINGS Paul J. Hastings	Director	March 18, 2014

/s/ RONALD M. HUNT Ronald M. Hunt	Director	March 18, 2014

/s/ DAVID W.J. MCGIRR David W.J. McGirr	Director	March 18, 2014

/s/ SCOTT M. ROCKLAGE Scott M. Rocklage	Director	March 18, 2014

/s/ THOMAS J. SCHUETZ Thomas J. Schuetz	Director	March 18, 2014

/s/ JONATHAN T. SILVERSTEIN Jonathan T. Silverstein	Director	March 18, 2014

/s/ KLAUS VEITINGER Klaus Veitinger	Director	March 18, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant issued to Silicon Valley Bank.	S-1	9/27/2013	4.4

4.4	Form of warrant in connection with venture debt financing.	S-1	9/27/2013	4.7

4.5	Warrant issued to Silicon Valley Bank (equipment loan).	S-1	9/27/2013	4.8

10.1†	Amended and Restated Intellectual Property License and Assignment Agreement, dated as of November 23, 2009, by and between Relypsa, Inc. and Ilypsa, Inc.	S-1/A	10/17/2013	10.1

10.2(a)	Second Amended and Restated Investor Rights Agreement dated as of July 26, 2012, by and among Relypsa, Inc. and the investors listed therein.	S-1	9/27/2013	10.2

10.2(b)	Amendment No. 1 to Second Amended and Restated Investor Rights Agreement, dated October 30, 2013, by and among Relypsa, Inc. and the signatories thereto.	S-1/A	11/1/2013	10.2(b)

10.3(a)	Loan and Security Agreement, dated as of January 31, 2013, by and among Oxford Finance LLC, Silicon Valley Bank, Relypsa, Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.3(a)

10.3(b)	First Amendment to Loan and Security Agreement, dated as of July 26, 2013, by and among Oxford Finance LLC, Oxford Finance Funding I, LLC, Silicon Valley Bank, Relypsa, Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.3(b)

10.3(c)	Second Amendment to Loan and Security Agreement, dated as of December 19, 2013, by and among Oxford Finance LLC, Oxford Finance Funding I, LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	12/23/2013	10.3(c)

10.4(a)	Loan and Security Agreement, dated as of May 2, 2013, by and among Silicon Valley Bank, Relypsa Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.4(a)

10.4(b)	First Amendment to Loan and Security Agreement, dated as of July 26, 2013 by and among Silicon Valley Bank, Relypsa, Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.4(b)

10.5(a)†	Master Agreement for Pharmaceutical Development and Manufacturing Services, effective January 17, 2011, by and between Patheon Inc. and Relypsa, Inc.	S-1	9/27/2013	10.5(a)

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

10.5(b)†	First Amendment to Master Agreement for Pharmaceutical Development and Manufacturing Services, dated February 25, 2011, by and between Patheon Inc. and Relypsa, Inc.	S-1	9/27/2013	10.5(b)

10.6†	Manufacturing and Supply Agreement effective as of November 27, 2012 by and between LANXESS Corporation and Relypsa, Inc.				X

10.7	Lease, dated September 7, 2012, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	S-1	9/27/2013	10.7

10.8(a)#	Relypsa, Inc. Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(a)

10.8(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(b)

10.8(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(c)

10.9(a)#	Relypsa, Inc. 2013 Equity Incentive Award Plan.				X

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(b)

10.9(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(d)

10.10#	Relypsa, Inc. 2013 Employee Stock Purchase Plan.				X

10.11#	Non-Employee Director Compensation Program.				X

10.12#	Form of Indemnification Agreement for directors and officers.	S-1	9/27/2013	10.12

10.13#	Employment Agreement, by and between Relypsa, Inc. and Jerry Buysse, effective as of September 24, 2013.	S-1/A	11/1/2013	10.13

10.14(a)#	Letter Agreement Regarding Transition Employment Terms (Employment Agreement), by and between Relypsa, Inc. and Gerrit Klaerner, dated October 25, 2012.	S-1	9/27/2013	10.14(a)

10.14(b)#	Amendment to Employment Agreement, by and between Relypsa, Inc. and Gerrit Klaerner, dated March 11, 2013.	S-1	9/27/2013	10.14(b)

10.14(c)#	Separation and Consulting Agreement, by and between Relypsa, Inc. and Gerrit Klaerner, dated May 9, 2013.	S-1	9/27/2013	10.14(c)

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

10.15#	Offer Letter, by and between Relypsa, Inc. and John Orwin, dated April 26, 2013.	S-1	9/27/2013	10.15

10.16#	Employment Agreement, by and between Relypsa, Inc. and Kristine Ball, effective as of September 24, 2013.	S-1/A	11/1/2013	10.16

10.17#	Employment Agreement, by and between Relypsa, Inc. and Lance Berman, effective as of September 24, 2013.	S-1/A	11/1/2013	10.17

10.18#	Employment Agreement, by and between Relypsa, Inc. and Wilhelm Stahl, effective as of September 24, 2013.	S-1/A	11/1/2013	10.18

10.19#	Employment Agreement, by and between Relypsa, Inc. and Claire Lockey, effective as of September 24, 2013.	S-1/A	11/1/2013	10.19

10.20#	Employment Agreement, by and between Relypsa, Inc. and Ronald A. Krasnow, effective as of September 24, 2013.	S-1/A	11/1/2013	10.20

10.21#	Employment Agreement, by and between Relypsa, Inc. and Mary Corbett, effective as of December 16, 2013.				X

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page hereto).				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.
**	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Relypsa, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.