Form 10-Q
period 2014-03-31
Relypsa Inc
filed 2014-05-07
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

As of May 1, 2014, the registrant had 33,845,329 shares of common stock outstanding.

Relypsa, Inc.

(A Development Stage Company)

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Relypsa, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,098	$94,759
Short-term investments	52,819	—
Other receivables	861	241
Prepaid expenses and other current assets	1,316	1,657
Total current assets	81,094	96,657
Property and equipment, net	6,182	5,624
Intangible assets	10	14
Other assets	3,970	3,736
Total assets	$91,256	$106,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,513	$4,736
Accrued payroll and related expenses	1,470	1,794
Accrued liabilities	6,062	5,947
Deferred rent, current portion	746	640
Line of credit, current portion	414	408
Capital loan, current portion	4,772	4,304
Total current liabilities	17,977	17,829
Long-term liabilities:
Deferred rent, long-term	4,734	4,394
Line of credit	545	630
Capital loan	7,211	8,328
Total liabilities	30,467	31,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2014 and December 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock: $0.001 par value; 300,000 shares authorized at March 31, 2014 and December 31, 2013; 29,711 and 29,710 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	30	30
Additional paid-in capital	302,663	300,660
Accumulated other comprehensive income	4	—
Deficit accumulated during the development stage	(241,908)	(225,840)
Total stockholders’ equity	60,789	74,850
Total liabilities and stockholders’ equity	$91,256	$106,031

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Period From October 29, 2007 (Inception) Through March 31,
	2014	2013	2014
Operating expenses:
Research and development	$10,909	$22,604	$179,033
General and administrative	4,795	2,535	40,608
Acquired in-process research and development	—	—	6,823
Total operating expenses	15,704	25,139	226,464
Loss from operations	(15,704)	(25,139)	(226,464)
Interest and other income (expense), net	27	(864)	(436)
Interest expense	(391)	(248)	(5,324)
Net loss	(16,068)	(26,251)	(232,224)
Preferred stock extinguishment	—	—	9,711
Deemed dividend to preferred stockholders	—	—	(26,052)
Net loss attributable to common stockholders	$(16,068)	$(26,251)	$(248,565)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(84.61)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	29,710,415	310,275

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period From October 29, 2007 (Inception) Through March 31,
	2014	2013	2014
Net loss	$(16,068)	$(26,251)	$(232,224)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	4	(11)	4
Total comprehensive loss	$(16,064)	$(26,262)	$(232,220)

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period From October 29, 2007 (Inception) Through March 31,
	2014	2013	2014
Operating activities
Net loss	$(16,068)	$(26,251)	$(232,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	327	5,760
Loss on disposal of property and equipment	—	—	103
Acquired in-process research and development	—	—	6,823
Stock-based compensation	1,998	394	9,280
Amortization of debt issuance costs	9	5	212
Amortization of debt discount	37	21	173
Accretion of final debt payment	95	—	445
Investment premium amortization	148	—	148
Conversion of bridge financing interest into Series B preferred stock	—	—	130
Revaluation of convertible preferred stock warrant liability	—	900	1,861
Changes in assets and liabilities:
Other receivables	(620)	2,534	(861)
Prepaid expenses and other current assets	332	(291)	(1,458)
Other assets	(234)	(69)	(4,041)
Accounts payable	(690)	713	4,045
Accrued and other liabilities	(209)	938	8,290
Deferred rent	446	676	5,480
Net cash used in operating activities	(14,493)	(20,103)	(195,834)
Investing activities
Purchase of short-term investments	(52,963)	(10,215)	(179,102)
Proceeds from maturities of short-term investments	—	15,182	126,139
Purchase of property and equipment	(350)	(2,904)	(8,181)
Net cash (used in) provided by investing activities	(53,313)	2,063	(61,144)
Financing activities
Net proceeds from issuance of convertible preferred stock	—	—	185,653
Net proceeds from initial public offering	—	—	77,964
Proceeds from bridge debt financing	—	—	6,100
Proceeds from common stock option exercise	5	1	689
Proceeds from warrant exercise	—	—	397
Net proceeds from capital loan	—	12,219	21,404
Repayment of capital loan	(760)	—	(10,029)
Net proceeds from equipment line of credit	—	—	2,700
Repayment of equipment line of credit	(100)	—	(1,802)
Net cash (used in) provided by financing activities	(855)	12,220	283,076
Net increase (decrease) in cash and cash equivalents	(68,661)	(5,820)	26,098
Cash and cash equivalents at beginning of period	94,759	15,221	—
Cash and cash equivalents at end of period	$26,098	$9,401	$26,098
Noncash investing and financing activities
Change in unrealized (loss) gain on short-term investments	4	(11)	4
Issuance of warrants in connection with line of credit	—	—	42
Issuance of warrants in connection with capital loan	—	193	347
Issuance of warrants in connection with Series B bridge financing	—	—	345
Issuance of warrants in connection with Series C financing	—	—	26,052
Reclassification of convertible preferred stock warrant liability due to the exercise of the warrants	—	—	28,072
Reclassification of convertible preferred stock warrant liability due to the conversion to warrants to purchase common stock	—	—	575
Conversion of bridge financing into preferred stock	—	—	6,100
Tangible and intangible assets acquired with preferred stock	—	—	10,229
Property and equipment purchased under capital lease	—	—	875
Accounts payable related to purchase of property and equipment	467	—	467

See accompanying notes.

Relypsa, Inc.

(A Development Stage Company)

Notes to Unaudited Interim Condensed Financial Statements

1.  Description of Business and Significant Accounting Policies

Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company dedicated to the development and commercialization of new non-absorbed polymeric drugs for important applications in renal, cardiovascular and metabolic disease. The Company commenced operations on October 29, 2007 and is considered a development stage company. The Company’s principal operations are based in Redwood City, California and it operates in one segment.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities Exchange Commission (SEC).

On April 16, 2014, the Company completed its underwritten public offering of 4,130,611 shares of common stock at an offering price of $24.50 per share. The Company received aggregate net proceeds of approximately $94.4 million, after deducting the underwriting discounts and estimated offering related transaction costs. The financial statements as of March 31, 2014, including share and per share amounts, do not include the effects of the offering.

Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The accompanying financial information for the three months ended March 31, 2014 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2014, our statements of operations and comprehensive loss for the three months ended March 31, 2014 and our statements of cash flows for the three months ended March 31, 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Use of Estimates

The preparation of these unaudited interim condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity

In the course of its development activities, the Company has sustained significant operating losses and expects such losses to continue over the next few years. The Company’s success depends on the outcome of its research and development activities. From October 29, 2007 (inception) through March 31, 2014, the Company has incurred cumulative net losses of $232.2 million. Management expects to incur additional losses in the future to conduct product research and development and to conduct commercialization activities. Additional funding will be needed to support the planned commercial launch in the United States and as the Company builds out its sales capabilities. The Company intends to raise such funding through the issuance of additional equity, debt financings or other sources, such as strategic collaborations. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to patiromer or any of its other product candidates, out-license intellectual property rights to patiromer or its other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents.

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains or losses on the sale of all such securities are reported in interest and other income (expense), net and computed using the specific identification method.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities including salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research and manufacturing organizations that conduct certain research and development activities on behalf of the Company.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures. Forfeiture estimates are adjusted to the extent that actual forfeitures differ from the prior estimates.

The fair value of restricted stock unit awards used in our expense recognition method is based on the number of shares granted and the closing price of our common stock on the date of the grant. Such value is recognized as an expense over the service period using the straight-line method, net of estimated forfeitures.

The Company records the expense attributed to nonemployee services paid with share-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the options vest, and the expense is recognized over the period during which services are received.

Net Loss per Common Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive.

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	March 31, 2014	March 31, 2013
Convertible preferred stock — as converted to common stock	—	17,281
Warrants to purchase convertible preferred stock — as converted to common stock	—	2,291
Warrants to purchase common stock	64	—
Options to purchase common stock	3,610	2,188
Restricted stock units	5	—
Common stock subject to repurchase	4	6
	3,683	21,766

2.  Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. There is a three-level valuation hierarchy for disclosure of fair value measurements, as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3 – Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Financial assets:
Money market funds	$19,466	$—	$—	$19,466
Corporate bonds	—	34,737	—	34,737
Commercial paper	—	23,896	—	23,896
Total financial assets	$19,466	$58,633	$—	$78,099

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets:
Money market funds	$93,523	$—	$—	$93,523
Total financial assets	$93,523	$—	$—	$93,523

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable, accrued liabilities and debt approximate fair value due to the short-term nature of these items. The fair value of the debt was determined by discounting the contractual cash flows at the current rates charged for similar debt instruments (Level 3).

There were no transfers between Level 1 and Level 2 during the periods presented.

3.  Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Cash and money market funds	$20,284	$—	$—	$20,284
Corporate bonds	34,749	—	(12)	34,737
Commercial paper	23,880	16	—	23,896
Total financial assets	$78,913	$16	$(12)	$78,917
Reported as:
Cash and cash equivalents				$26,098
Short-term investments				52,819
				$78,917

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Cash and money market funds	$94,759	$—	$—	$94,759
Total financial assets	$94,759	$—	$—	$94,759
Reported as:
Cash and cash equivalents				$94,759
				$94,759

For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no realized gains or losses on the available-for-sale securities. All available-for-sale marketable securities held at March 31, 2014 have maturity dates less than one year. There were no available-for-sale marketable securities held by the Company at December 31, 2013.

All of the Company’s available-for-sale marketable securities are subject to a periodic impairment review. The Company considers a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale marketable securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

4.  Borrowings

Capital Loan

On January 31, 2013, the Company entered into a Loan and Security Agreement that provides the Company with a loan of up to $20.0 million. Per the terms of the Loan and Security Agreement there are two advances available, an initial advance of $12.5 million that was received in January 2013 and a second advance of $7.5 million. The Company received the initial advance and, on December 19, 2013, the Company entered into an amendment to the loan and security agreement to extend the draw period of the second advance to June 30, 2014. The second advance became available upon achievement of the primary endpoints of pivotal Phase 3 trial for patiromer, but has not been drawn down as of March 31, 2014. The terms of the loan require interest only payments through December 31, 2013, followed by 30 equal monthly payments of interest and principal. The Company will be required to make a final payment upon loan maturity of 6% of the amounts advanced. The interest rate for the first advance is 7.80% and the interest rate on the second advance will be the three month LIBOR rate plus 7.44%. In addition, the Company issued a warrant to purchase 54,437 shares of Series C-1 convertible preferred stock upon the receipt of the initial advance. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. As of March 31, 2014, these warrants were still outstanding.

The fair value of the warrants issued in connection with the initial advance of $0.2 million at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.38%, a life of 7 years, a volatility factor of 91.4%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.4 million for the three months ended March 31, 2014.

The loan and security agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of March 31, 2014, principal of $11.7 million was outstanding under the loan and security agreement, and the Company was in compliance with all required covenants.

Line of Credit

In May 2013, the Company entered into a $1.6 million equipment line of credit with a bank. The terms of repayment are 36 monthly payments, and the interest rate is fixed at 5.75%. The Company will be required to make a final payment of 9.25% of the amounts advanced. The outstanding balance on the credit line is secured by a first priority lien over all equipment purchased using the line of credit. In connection with the Company’s equipment line of credit, the Company issued a warrant to purchase 6,968 shares of Series C-1 convertible preferred stock. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. As of March 31, 2014, these warrants were still outstanding.

The fair value of the warrants of $25,000 at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.07%, a life of 7 years, a volatility factor of 91.6%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was approximately $40,000  for the three months ended March 31, 2014.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of March 31, 2014, principal of $0.9 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

5.  Commitments and Contingencies

Contract Manufacturing and Supply Agreement

On November 27, 2012, Relypsa entered into a Memorandum of Understanding (MOU) with Lanxess Corporation (Lanxess), pursuant to which Lanxess serves as a commercial manufacturer and commercial supplier of the active ingredient of patiromer. The MOU was amended on June 27, 2013 and September 30, 2013 (the Amended MOU) to include updated estimates of costs and timing of activities being conducted by the Company and Lanxess.

On January 9, 2014, the Company entered into a Manufacturing and Supply Agreement (the Supply Agreement) with Lanxess that supersedes the Amended MOU. Under the Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the drug substance for patiromer. The Supply Agreement terminates on December 31, 2020 unless terminated earlier. The Company may extend the Supply Agreement for an additional five years with notice. The Supply Agreement may be terminated (i) by the Company with notice if it abandons development or manufacturing of patiromer or fails to obtain FDA approval or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, which may be given after October 1, 2015, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, which may be given after October 1, 2015 and (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms beginning in September 2015.

During 2013, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of patiromer in anticipation of commercial launch. These payments are recorded in other assets and prior to the commercialization of patiromer, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Lanxess will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by patiromer.

Under the Supply Agreement, Lanxess is obligated to manufacture the Company’s commercial supply of patiromer, and the Company is obligated to purchase from Lanxess such products manufactured, pursuant to the terms and conditions of the Supply Agreement. Relypsa is obligated to make certain minimum purchases of drug substance and raw materials over the two years totaling $24.0 million. The forecasted payments on an annual basis are expected to be $12.2 million and $11.8 million during 2014 and 2015, respectively. In addition, the Company will be required to purchase an additional $12.3 million of drug substance from Lanxess if Lanxess meets certain requirements as defined by the Supply Agreement.

6.  Technology Agreement

During 2007, the Company acquired certain assets from Ilypsa, Inc. (Ilypsa), a wholly owned subsidiary of Amgen, Inc. (Amgen), consisting of certain property and equipment and intangible assets primarily relating to Ilypsa’s non-absorbed polymer therapeutics clinical development programs. In consideration for such transfer the Company issued 476,686 shares of Series A convertible preferred stock to Amgen valued at $8.2 million. Contingent consideration included an obligation to pay royalties on sales of products resulting from the clinical development programs. This transaction was accounted for as an asset acquisition with the cost of the acquisition allocated to the individual assets acquired on a relative fair value basis.

During November 2009, the Company purchased from Ilypsa certain rights Ilypsa had retained in one of the clinical development programs that the Company had acquired in 2007 under an amended intellectual property agreement. In consideration, the Company issued to Ilypsa 214,186 shares of Series A convertible preferred stock with a fair value of $2.0 million. This amount was recorded as in-process research and development and was recognized in expense, as the related clinical program is still in development and has no alternative future use.

During February 2013, the Company dosed its first patient in a pivotal clinical trial that is evaluating patiromer for the treatment of hyperkalemia. Upon achieving this milestone the Company was required to make a one-time milestone payment of $12.5 million to Ilypsa (Amgen). The Company recognized a one-time charge to research and development expense of $12.5 million related to the required milestone payment. Upon a change in control transaction, an additional payment could be owed to Ilypsa (Amgen) ranging from 6.7% to 10% of the purchase price, less certain expenses, up to a total of $30.0 million. The Company has no obligation to make any further milestone payments or to pay royalties on future sales of patiromer to Ilypsa (Amgen).

7.  Equity Compensation Plans and Stock Based Compensation

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

As of November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The number of shares which may be issued or transferred under the Plan shall be equal to the sum of 1,276,587 shares and any of the shares available for issuance under the 2007 Plan. Options granted under the 2013 Plan may be granted for periods of up to ten years to become exercisable when vested. As of March 31, 2014, the Company has reserved 1,162,902 shares of common stock for issuance under the 2013 Plan.

The following table summarizes option activity under the 2013 Plan and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options Outstanding at December 31, 2013	1,233	3,545	$5.63
Options granted	(77)	77	36.40
Restricted stock units granted	(5)	—	—
Options exercised	—	—	—
Options forfeited	12	(12)	21.46
Balances at March 31, 2014	1,163	3,610	$6.24	8.4	$85,600
Vested and expected to vest at March 31, 2014		3,472	$6.15	8.3	$82,621
Vested at March 31, 2014		1,301	$4.13	7.3	$33,400

The weighted-average grant-date estimated fair value of options granted during the three months ended March 31, 2014 and 2013 was $30.44 and $3.78 per share, respectively. At March 31, 2014 and December 31, 2013, there were 3,904 and 5,125 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $3.96 to $7.40 per share. At March 31, 2014 and December 31, 2013, the Company recorded $18,000 and $23,000, respectively, as liabilities associated with shares issued with repurchase rights. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of Relypsa’s common stock of $29.81 per share as of March 31, 2014.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development:
Employees	$225	$144
Nonemployee consultants	1,209	28
General and administrative:
Employees	564	222
Total stock-based compensation expense	$1,998	$394

As of March 31, 2014, the Company had $20.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.8 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	109%	94.7%
Expected dividends	0%	0%
Expected term (in years)	6.25	6.25
Risk-free rate	1.84% –1.91%	1.14%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	106.96%-122.32%	81.9%
Expected dividends	0%	0%
Expected term (in years)	6.1 – 9.3	8.2 – 9.5
Risk-free rate	1.96% – 2.59%	1.47 – 1.76%

Restricted Stock Units

The Company began granting restricted stock unit awards subject to performance vesting criteria to employees starting in 2014. Restricted stock unit awards consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period. The fair value of restricted stock unit awards is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	—	$—
Granted	5	32.37
Vested	—	—
Canceled	—	—
Nonvested at March 31, 2014	5	$32.37

As of March 31, 2014, none of the restricted stock units granted by the Company have vested.

8.  Subsequent Events

Public Offering

On April 16, 2014, the Company completed its underwritten public offering of 4,130,611 shares of common stock at an offering price of $24.50 per share.The Company received aggregate net proceeds of approximately $94.4 million, after deducting the underwriting discounts and estimated offering related transaction costs. The financial statements as of March 31, 2014, including share and per share amounts, do not include the effects of the offering.

The table below shows, on a pro forma basis, the impact of the Company’s offering on certain condensed balance sheet items. The as adjusted condensed balance sheet data below gives effect to the sale of 4,130,611 shares of common stock from the offering at the offering price of $24.50 per share, after deducting the underwriting discounts and commissions and estimated offering related transaction expenses.

	As of March 31, 2014
	Actual	As Adjusted
	(unaudited)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$78,917	$173,345
Working capital	63,117	157,545
Total assets	91,256	185,684
Accumulated deficit	(241,908)	(241,908)
Total stockholders’ equity	60,789	155,217

Lease amendment

On April 24, 2014, the Company amended its operating lease agreement due to the Company electing to draw down an additional $0.8 million in landlord funded lease-hold improvements. Pursuant to the lease amendment, the base rent shall be increased to include the amortized additional landlord funded lease-hold improvements of $0.2 million per year until the expiration of the lease on December 31, 2019.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. We have completed our two-part pivotal Phase 3 trial of our lead product candidate, patiromer, for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The design of this pivotal Phase 3 trial was agreed to under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. Each part of this trial met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. We expect to submit a New Drug Application, or NDA, in the third quarter of 2014. Patiromer is a non-absorbed, optimized potassium binding polymer administered as a convenient oral suspension powder.

Since commencing operations in October 2007, we have devoted substantially all of our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including patiromer, and we have devoted substantially all of our financial resources to the clinical development of patiromer. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through March 31, 2014, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

In November 2013, we issued and sold 7,877,500 shares of our common stock in our initial public offering, or IPO, at a price to the public of $11.00 per share for an aggregate offering price of approximately $86.6 million, which included the exercise in full by the underwriters of their option to purchase additional shares of our common stock. After deducting underwriting discounts, commissions and offering expenses paid by us of approximately $8.7 million, the net proceeds from the offering were approximately $78.0 million.

In April 2014, we sold 4,130,611 shares of common stock in an underwritten offering at a price to the public of $24.50 per share.  We received aggregate net proceeds of approximately $94.4 million, after deducting the underwriting discount and estimated offering related transaction costs.

We have never been profitable and, as of March 31, 2014, we had a deficit accumulated during development stage of $241.9 million. We incurred net losses of approximately $16.1 million and $26.3 million for the three months ended March 31, 2014 and 2013, respectively. We expect to continue to incur net operating losses for at least the next few years as we seek to complete our clinical program, pursue regulatory approval of patiromer in the United States and prepare for a possible commercial launch of patiromer, which will require a significant investment in contract manufacturing and inventory build-up related costs.

We will need additional funding to support our commercial launch activities in the United States and as we build our sales capabilities. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Patiromer was developed utilizing our proprietary polymer drug discovery technology, which we acquired pursuant to an Intellectual Property License and Assignment Agreement and an Exchange Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen, Inc., or Amgen. In November 2009, we entered into an Amended and Restated License and Assignment Agreement pursuant to which we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, including patiromer. In March 2013, we satisfied our sole milestone payment obligation with respect to patiromer with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. We have global royalty-free commercialization rights to patiromer, the treatment of which has intellectual property protection in the U.S. until at least 2030. If approved by the FDA, we plan to commercialize patiromer for hyperkalemia in the U.S. with an approximately 100 person specialty sales force targeting nephrologists and cardiologists.

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

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently use third-party clinical research organizations, or CROs, to carry out our clinical trials and we do not have a sales organization. We expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of patiromer, as well as in commercialization and marketing related activities as we prepare for a possible commercial launch of patiromer.

Polymeric-based drugs like patiromer generally require larger quantities of drug substance as compared to small molecule drugs. Our current supplier of drug substance, Lanxess, does not currently have the capacity to manufacture patiromer in the quantities that we believe will be sufficient to meet anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of patiromer, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of:

—	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;
—

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

—	costs related to production of clinical supplies, including fees paid to contract manufacturers;
—	costs related to compliance with drug development regulatory requirements;
—	costs related to pre-commercialization manufacturing activities, such as manufacturing process validation activities and the manufacturing of commercial supply;
—	a one-time milestone payment of $12.5 million made pursuant to our IP License and Assignment Agreement; and
—	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development expenses to operations as they are incurred. We are focusing substantially all of our resources and development efforts on the development of patiromer. We expect to continue to make substantial investments in research and development activities during the next few years as we seek to complete our clinical program, pursue regulatory approval of patiromer in the United States and prepare for a possible commercial launch of patiromer, which will require a significant investment in contract manufacturing and inventory build-up related costs. Predicting the timing or the final cost to complete our clinical program and/or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. Furthermore, we are unable to predict with any certainty when or if patiromer will receive regulatory approval in the United States. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, and travel expenses for personnel in our executive, finance, commercial, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax and legal services. We expect that our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of patiromer and to support our operations as a public company. These increased expenses associated with being a public company will include increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest and other income (expense), net

Interest income consists primarily of interest received or earned on our cash, cash equivalents and short-term investment balances. Other income (expense) primarily includes gains and losses from the re-measurement of our liabilities related to our convertible preferred stock warrants. Upon the closing of the IPO in November 2013, we performed a final re-measurement of the preferred stock warrants issued and recorded the impact of the re-measurement to interest and other income (expense), net. All of the remaining preferred stock warrants that were not exercised in conjunction with the IPO were converted to warrants to purchase common stock as a result of the IPO. These warrants are no longer being re-measured after the closing of the IPO.

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

Critical Accounting Polices and Significant Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates.

There have been no significant changes in critical accounting policies during the three months ended March 31, 2014, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013 (unaudited)

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$10,909	$22,604	$(11,695)	(52)%
General and administrative	4,795	2,535	2,260	89
Total operating expenses	15,704	25,139	(9,435)	(38)
Loss from operations	(15,704)	(25,139)	9,435	(38)
Interest and other income (expense), net	27	(864)	891	*
Interest expense	(391)	(248)	(143)	58
Net loss	$(16,068)	$(26,251)	$10,183	(39)%

*	Percentage not meaningful

Research and Development.    During the three months ended March 31, 2014, research and development expenses decreased $11.7 million, or 52% as compared to the corresponding period in 2013. The decrease was primarily the result of a $12.5 million milestone payment we made to Amgen in March 2013 pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for patiromer. In addition, there was a decrease of $1.7 million in clinical trial costs due to the initiation of our Phase 3 and our on-going Phase 2 clinical trials during the three months ended March 31, 2013, both of these clinical trials were completed during 2013. The decreases were partially offset by increases in regulatory expenses and stock-based compensation of $1.5 million. In addition, there was an increase of $0.7 million as a result of ongoing manufacturing activities and an increase of $0.5 million in personnel costs due to an increase in headcount.

General and Administrative.    During the three months ended March 31, 2014, general and administrative expenses increased $2.3 million, or 89% as compared to the corresponding period in 2013. The increase was predominantly due to an increase of $1.2 million in personnel costs resulting from an increase in headcount. Furthermore, we incurred an additional $0.5 million in professional and consulting fees and $0.2 million in insurance expenses as a result of becoming a public company.

Interest and Other Income (Expense), Net.    During the three months ended March 31, 2014, interest and other income (expense), net changed by $0.9 million as compared to the corresponding period in 2013. The change is primarily due to the decrease in other expenses related to the outstanding warrants as of March 31, 2013. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Interest Expense.    During the three months ended March 31, 2014, interest expense increased $0.1 million as compared to the corresponding period in 2013. The increase is due to interest expense associated with our $12.5 million loan drawn in January 2013 under our term loan and our equipment line of credit.

Liquidity and Capital Resources

Since inception through March 31, 2014, our operations have been financed primarily through net proceeds of $270.2 million pursuant to our IPO, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit. As of March 31, 2014, we had $78.9 million of cash, cash equivalents and short-term investments. Since we achieved the primary endpoints of our pivotal Phase 3 trial, we now have access to the $7.5 million tranche pursuant to our term loan. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. From inception through March 31, 2014, we have incurred cumulative net losses of $232.2 million. We expect to incur additional losses for at least the next few years to conduct product research and development and to conduct commercialization and marketing activities. We will need additional funding to support our commercial launch in the United States and as we build our sales capabilities.

On April 16, 2014, we completed a public offering of 4,130,611 shares of common stock at an offering price to the public of $24.50 per share.  We received aggregate net proceeds of approximately $94.4 million, after deducting the underwriting discount and offering related transaction costs.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(14,493)	$(20,103)
Net cash (used in) provided by investing activities	(53,313)	2,063
Net cash (used in) provided by financing activities	(855)	12,220
Net decrease in cash and cash equivalents	$(68,661)	$(5,820)

Cash Flows from Operating Activities.    Net cash used in operating activities was $14.5 million for the three months ended March 31, 2014 and consisted primarily of our net loss of $16.1 million less noncash charges such as stock-based compensation expense of $2.0 million. The significant items in the change in operating assets and liabilities include a $0.4 million increase in deferred rent, partially offset by an increase of $0.6 million in other receivables.

Net cash used in operating activities was $20.1 million for the three months ended March 31, 2013 and consisted primarily of our net loss of $26.3 million, which includes the $12.5 million milestone payment to Amgen in March 2013, less noncash charges including $0.9 million related to the revaluation of warrants to purchase preferred stock and stock-based compensation expense of $0.4 million. The cash used in operating activities was partially offset by a decrease of $2.5 million in other receivables and increases in accrued and other liabilities, accounts payable and deferred rent of $0.9 million, $0.7 million and $0.7 million, respectively.

Cash Flows from Investing Activities.    Net cash provided by investing activities was $53.3million for the three months ended March 31, 2014 and was primarily due to the purchase of short-term investments of $52.9 million and purchases of fixed assets of $0.4 million. For the three months ended March 31, 2013, net cash provided by investing activities was comprised mainly of proceeds from the maturities of short-term investments of $15.2 million, partially offset by purchases of short-term investments of $10.2 million and purchases of fixed assets of $2.9 million.

Cash Flows from Financing Activities.     Net cash used in financing activities for the three months ended March 31, 2014 was $0.9 million and consisted primarily of repayments of our capital loan of $0.8 million and our equipment line of credit of $0.1 million. Net cash provided by financing activities for the three months ended March 31, 2013 was $12.2 million resulting from proceeds under our capital loan.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for at least the next few years. We expect our cash expenditures to increase in the near term as we pursue regulatory approval of patiromer in the U.S., and to prepare for a possible commercial launch of patiromer. In particular, our pre-commercialization activities for patiromer, including development costs relating to the validation of our commercial manufacturing process and inventory supply, will require a significant investment in contract manufacturing and other commercial launch related costs. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

—	the time and cost necessary to obtain regulatory approvals for patiromer and the costs of post-marketing studies that could be required by regulatory authorities;
—	the costs of obtaining commercial supplies of patiromer;
—	our ability to successfully commercialize patiromer;
—	the manufacturing, selling and marketing costs associated with patiromer, including the cost and timing of expanding our sales and marketing capabilities;
—	the amount of sales and other revenues from patiromer, including the sales price and the availability of adequate third-party reimbursement;
—	the cash requirements of any future acquisitions or discovery of product candidates;
—	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
—	the draw down, if any, of the $7.5 million tranche pursuant to our term loan;
—	the time and cost necessary to respond to technological and market developments; and
—	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

—	clinical trials or other development activities for patiromer or any future product candidate;
—	our research and development activities; or
—	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize patiromer or any future product candidate.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$14,734	$5,976	$8,758	$—	$—
Operating lease obligations(3)	8,478	1,304	2,874	3,093	1,207
Purchase obligations(4)	22,558	14,768	7,790	—	—
Total contractual obligations	$45,770	$22,048	$19,422	$3,093	$1,207

(1)

Per the terms of our IP License and Assignment Agreement, upon a change in control transaction we are required to pay to Ilypsa (Amgen) an increasing amount of the purchase price, less certain expenses, of such transaction, ranging from approximately 6.7% to 10% of such amount, up to a cap of $30.0 million. This payment has been excluded from the table above due to the uncertainty of the occurrence and/or timing of a change of control transaction.

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

(4)

On January 9, 2014 we entered into a Manufacturing and Supply Agreement (the Supply Agreement) with LANXESS Corporation. Per the terms of the Supply Agreement we will be required to purchase an additional $12.3 million of drug substance from Lanxess if Lanxess meets certain requirements as defined by the Supply Agreement. The additional $12.3 million payment has been excluded from the table above.

Purchase Commitments

Our only material non-cancelable purchase commitment with contract manufacturers or service providers is with Lanxess. Lanxess serves as a commercial manufacturer and commercial supplier of the active ingredient of patiromer and provides manufacturing services in relation to the product. Other than the foregoing purchase commitment, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On January 31, 2013, we entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, which provides for up to $20.0 million of loan financing in two separate advances. In January 2013, we drew the full amount of the first advance of $12.5 million. The second advance of $7.5 million became available upon achievement of the positive primary endpoints of our pivotal Phase 3 trial for patiromer. On December 19, 2013, we amended the loan and security agreement to extend the draw period of the second advance to June 30, 2014, and we have not drawn this second advance. All outstanding debt drawn under the loan and security agreement is due in full by July 1, 2016, along with a final payment of 6% of the amounts advanced, and we are repaying the principal and amortized interest on current debt obligation over a period of 30 months with an interest rate of 7.80%. The outstanding debt is secured by substantially all of our assets, subject to the security priority of our equipment line of credit discussed below, and except for intellectual property, which is subject to a negative pledge. The negative pledge on our intellectual property generally does not permit us to grant a security interest in the covered intellectual property to another party without the consent of Oxford Finance and Silicon Valley Bank; however, the negative pledge does not generally restrict our ability to license our intellectual property.

In accordance with the terms of the loan and security agreement, in January 2013 in connection with the first advance, we issued warrants to Oxford Finance to purchase an aggregate of 40,828 shares, and to Silicon Valley Bank to purchase 13,609 shares, of our Series C-1 convertible preferred stock with an exercise price per share of $9.1848. All warrants converted to warrants to purchase 54,437 shares of common stock upon our IPO. The loan and security agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of March 31, 2014, principal of $11.7 million was outstanding under the loan and security agreement, and we were in compliance with all required covenants.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of March 31, 2014, principal of $0.9 million was outstanding under the line of credit, and we were in compliance with all required covenants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations. Due to the fixed interest rate of our credit facility, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates.

Interest Rate Risk

As of March 31, 2014, we had cash, cash equivalents and short-term investments of $78.9 million, which consist of bank deposits, money market funds, corporate bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in our interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, patiromer, which is our only product in clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2013, 2012 and 2011 was approximately $73.8 million, $43.7 million and $25.8 million, respectively. Our net loss for the three months ended March 31, 2014 was approximately $16.1 million. As of March 31, 2014, we had a deficit accumulated during the development stage of $241.9 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, patiromer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, patiromer. As of March 31, 2014, we had working capital of $63.1 million and capital resources consisting of cash, cash equivalents and short-term investments of $78.9 million. In addition, in April 2014, we completed an underwritten public offering of our common stock and we received aggregate net proceeds of approximately $94.4 million, after deducting the underwriting discounts and commissions and estimated offering expenses. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of patiromer and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of patiromer and any future product candidates. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of patiromer. The clinical and commercial success of patiromer will depend on a number of factors, including the following:

•	the timely completion of our ongoing Phase 1 onset-of-action trial, which will depend substantially upon the satisfactory performance of third-party contractors;

•	the timely submission and filing of our New Drug Application, or NDA, for patiromer, including completion of our testing and analysis of clinical and non-clinical data;

•	our ability to demonstrate patiromer’s safety and efficacy to the satisfaction of the FDA;

•	whether we are required by the U.S. Food and Drug Administration, or FDA, to conduct additional clinical trials prior to any approval to market patiromer;

•	the prevalence and severity of adverse side effects of patiromer;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize patiromer, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;

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

To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our lead product candidate, patiromer. Based on the results of our Phase 2b and pivotal Phase 3 clinical trials, we plan to prepare and submit an NDA to the FDA seeking marketing approval for the use of patiromer for the treatment of hyperkalemia. We believe that these results warrant this submission. However, the clinical data have only become available recently and additional information will arise from our continuing analysis of the data and such additional data or analyses may be less favorable than the information we have currently or than what we anticipate. Moreover, we are currently completing data analysis from our clinical trials and conducting additional non-clinical drug-drug interaction studies, both of which we will need, and plan, to complete prior to submitting our NDA; however, we may be unable to complete all such analyses and studies within our planned timeline.

Furthermore, patiromer may not receive marketing approval despite having achieved its specified endpoints in clinical trials. Although the design of our pivotal Phase 3 clinical trial was agreed to under a Special Protocol Assessment, or SPA, with the FDA, the FDA and other foreign regulatory authorities have substantial discretion in evaluating the results of this trial and our earlier trials. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 2b and pivotal Phase 3 clinical trials do not support approval of an NDA for patiromer. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical studies and clinical trials. Upon the FDA’s review of the data in our NDA, it may request that we conduct additional analyses and, if it believes that such data are not satisfactory, could advise us that patiromer is not approvable with the filed data package. In addition, the FDA’s initial review of the NDA could find deficiencies in the submission and the FDA could refuse the NDA for filing until we resolve the identified deficiencies.

Based on these factors, we may not submit our NDA for patiromer within our anticipated time frame and, even after we make the submission, the FDA may not accept the filing, may request additional information from us, including data from additional clinical and/or non-clinical trials, and, ultimately, may not grant marketing approval for patiromer.

The denial or delay of regulatory approval for patiromer would delay commercialization of patiromer and adversely impact our ability to generate revenue, our business and our results of operations.

If we are not successful in commercializing patiromer, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize patiromer. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market patiromer in the U.S. until we receive approval of our NDA from the FDA.

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

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of patiromer and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory applications, approve our contract manufactures to manufacture the active pharmaceutical ingredient and final drug product for patiromer, or any future product candidates.

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

In addition, the use of cold chain logistics for patiromer involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using patiromer, or any complaints regarding it;

•	not effectively sell or support patiromer with sufficient cold storage;

•	reduce or discontinue their efforts to sell or support patiromer;

•	not devote the resources necessary to sell patiromer in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

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

Even if we obtain FDA or other regulatory approvals, patiromer or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Patiromer may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Market acceptance of patiromer or any future product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety profile of the product;

•	the clinical indications for which the product is approved;

•	advantages over existing therapies, such as, in the case of patiromer, sodium polystyrene sulfonate (e.g., Kayexalate® );

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective chronic daily treatment;

•	relative convenience and ease of administration of our products;

•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;

•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;

•	the strength of our marketing and distribution organizations;

•	the quality of our relationships with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.

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

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of patiromer may not be uncovered after a significantly larger number of patients are exposed to the drug. Further, we have not designed our clinical trials to determine the effect and safety consequences on total body potassium levels of lowering serum potassium over a multi-year period or to measure the safety of immediate reductions in serum potassium.

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

As of March 31, 2014, we had 76 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, and clinical trials, and commercialize patiromer or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the year ended December 31, 2014, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering of our common stock, or IPO (December 31, 2018), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 th , and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period.

We have only evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. To date, we have not conducted any other review of our internal control for the purpose of providing the reports required by Section 404 and the related SEC rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market patiromer or any future product candidate in the U.S. until we receive approval of an NDA from the FDA. We have not submitted an application or obtained marketing approval for patiromer anywhere in the world. Obtaining regulatory approval to commercialize a product candidate can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for patiromer either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the U.S. Further, there have been subject deaths in our clinical programs. While the incidence of subject deaths are not unexpected in view of the morbidity and mortality for the patient populations in our trials and have been determined by the study investigators and by us as unrelated to patiromer, the FDA may require us to perform additional studies or otherwise delay regulatory approval of patiromer. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;

•	the FDA may not find the data from nonclinical studies and clinical trials sufficient;

•	the FDA might not approve our third party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

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

Although we have entered into an SPA agreement with the FDA relating to our pivotal Phase 3 trial of patiromer, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of patiromer.

The protocol for our pivotal Phase 3 trial of patiromer was reviewed and agreed upon by the FDA under an SPA, which allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on an SPA is not a guarantee of approval, and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both parties, the SPA may be changed. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and any resulting trial data in determining whether a drug is safe and effective and whether it will be approved. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval, including the completion of our ongoing Phase 1 onset-of-action trial for patiromer, or whether patiromer will receive any regulatory approvals.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock (December 31, 2018), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 th and we have been a public company for at least one year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse in connection with our IPO and our underwritten public offering in April 2014, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 31, 2014, following the closing of our public offering in April 2014, we have outstanding a total of approximately 33.8 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO and our public offering in April 2014 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

The lock-up agreements pertaining to our IPO will expire on May 13, 2014, following which at least approximately 6.7 million shares of common stock will be eligible for sale in the public market, subject to any additional restrictions. The lock-up agreements pertaining to our public offering in April 2014 will expire on July 9, 2014, following which approximately 16.9 million additional shares of common stock will become eligible for sale in the public market, subject to any additional restrictions, all of which shares are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. The underwriters from our public offerings may, in their sole discretion, permit our officers, directors and stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of March 31, 2014, approximately 5.1 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 21.6 million shares of our common stock, or approximately 63.4% of our total outstanding common stock as of March 31, 2014 after giving effect to all of our public offerings, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.1% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

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

•	the required approval of at least 66 2 / 3 % of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

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

•

the required approval of at least 66 2 / 3 % of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of Capital Stock.”

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

Each of our executive officers and certain other employees are parties to severance arrangements in their employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $4.4 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $33.2 million (based on the last reported sale price of our common stock on March 31, 2014) in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our loan and security agreements restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders ’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2013, we had net operating loss carryforwards of approximately $163.2 million and $158.8 million for both U.S. federal and California income tax purposes, respectively, which begin to expire in 2027 for U.S. federal income tax purposes and 2017 for California income tax purposes. If a corporation undergoes an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, the corporation may be subject to annual limits on its ability to utilize its net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of the corporation’s stock in excess of 50 percentage points on a cumulative basis during a three-year period by persons owning 5% or more of the corporation’s total equity value. We have performed an initial analysis under Section 382 of the Code and believe that we have in the past experienced ownership changes that will result in a limitation on our ability to utilize our net operating loss carryforwards. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2013 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. Our net operating loss carryforwards may also be subject to further limitations in the future as a result of additional ownership changes, including if we experience an ownership change as a result of our public offering in April 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On November 15, 2013, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-191437), as amended, filed in connection with our IPO. Pursuant to the registration statement, we registered the offer and sale of 6,850,000 shares of our common stock with an aggregate offering price of $75.3 million. We sold and issued 7,877,500 shares of our common stock at a price to the public of $11.00 per share for an aggregate offering price of approximately $86.6 million. The managing underwriters of the offering were Morgan Stanley, BofA Merrill Lynch, Stifel, Cowen and Company and Wedbush PacGrow Life Sciences. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of $8.7 million, the net proceeds from the offering were $78.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the IPO have been invested in money market funds and highly-liquid, highly-rated securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our registration statement on Form S-1.

Issuer Purchases of Equity Securities

Not applicable.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant issued to Silicon Valley Bank.	S-1	9/27/2013	4.4

4.4	Form of warrant in connection with venture debt financing.	S-1	9/27/2013	4.7

4.5	Warrant issued to Silicon Valley Bank (equipment loan).	S-1	9/27/2013	4.8

10.1†	Manufacturing and Supply Agreement, effective as of November 27, 2012, by and between Lanxess Corporation and Relypsa, Inc.	10-K	3/19/2014	10.6

10.2#	Non-Employee Director Compensation Program.	10-K	3/19/2014	10.11

10.3	First Amendment to Lease, dated as of April 24, 2014, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	8-K	4/30/2014	10.1

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

					X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Relypsa, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

**

Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Relypsa, Inc.
May 7, 2014	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)