Form 10-Q
period 2014-06-30
Relypsa Inc
filed 2014-08-11
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, the registrant had 33,996,807 shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Relypsa, Inc.

Condensed Balance Sheets

(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,951	$94,759
Short-term investments	39,442	—
Restricted cash	268	—
Other receivables	117	241
Prepaid expenses and other current assets	1,039	1,657
Total current assets	161,817	96,657
Restricted cash	686	—
Property and equipment, net	6,143	5,624
Intangible assets	6	14
Other assets	3,325	3,736
Total assets	$171,977	$106,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,215	$4,736
Accrued payroll and related expenses	2,181	1,794
Accrued liabilities	3,525	5,947
Deferred rent, current portion	4,334	640
Line of credit, current portion	875	408
Capital loan, current portion	705	4,304
Total current liabilities	15,835	17,829
Long-term liabilities:
Deferred rent, long-term	968	4,394
Line of credit	—	630
Capital loan	13,979	8,328
Total liabilities	30,782	31,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2014 and December 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock: $0.001 par value; 300,000 shares authorized at June 30, 2014 and December 31, 2013; 33,912 and 29,710 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	30
Additional paid-in capital	399,800	300,660
Accumulated other comprehensive income	6	—
Accumulated deficit	(258,645)	(225,840)
Total stockholders’ equity	141,195	74,850
Total liabilities and stockholders’ equity	$171,977	$106,031

See accompanying notes.

Relypsa, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$11,075	$13,295	$21,976	$35,899
General and administrative	5,322	2,988	10,125	5,523
Total operating expenses	16,397	16,283	32,101	41,422
Loss from operations	(16,397)	(16,283)	(32,101)	(41,422)
Interest and other income (expense), net	36	(3,549)	64	(4,413)
Interest expense	(376)	(388)	(768)	(636)
Net loss	$(16,737)	$(20,220)	$(32,805)	$(46,471)
Net loss per share, basic and diluted	$(0.51)	$(64.87)	$(1.04)	$(149.42)
Weighted average common shares used to compute net loss per share, basic and diluted	33,141,384	311,703	31,435,378	311,015

See accompanying notes.

Relypsa, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(16,737)	$(20,220)	$(32,805)	$(46,471)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	2	(10)	6	(21)
Total comprehensive loss	$(16,735)	$(20,230)	$(32,799)	$(46,492)

See accompanying notes.

Relypsa, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(32,805)	$(46,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	571
Stock-based compensation	4,063	840
Amortization of debt issuance costs	16	13
Amortization of debt discount	75	57
Accretion of final debt payment	159	151
Accrued interest on capital loan	71	—
Investment premium amortization	312	—
Revaluation of convertible preferred stock warrant liability	—	4,470
Changes in assets and liabilities:
Other receivables	124	2,983
Prepaid expenses and other current assets	602	244
Other assets and restricted cash	(544)	(225)
Accounts payable	(521)	2,290
Accrued and other liabilities	(2,035)	2,334
Deferred rent	268	622
Net cash used in operating activities	(29,656)	(32,121)
Investing activities
Purchase of short-term investments	(49,984)	(10,142)
Proceeds from maturities of short-term investments	10,236	31,056
Purchase of property and equipment	(1,069)	(3,513)
Net cash (used in) provided by investing activities	(40,817)	17,401
Financing activities
Net proceeds from public offerings	94,607	—
Proceeds from common stock option exercise	240	5
Net proceeds from capital loan	3,549	12,404
Repayment of capital loan	(1,530)	—
Net proceeds from equipment line of credit	—	1,225
Repayment of equipment line of credit	(201)	(33)
Net cash provided by financing activities	96,665	13,601
Net increase (decrease) in cash and cash equivalents	26,192	(1,119)
Cash and cash equivalents at beginning of period	94,759	15,221
Cash and cash equivalents at end of period	$120,951	$14,102
Noncash investing and financing activities
Change in unrealized (loss) gain on short-term investments	6	(21)
Issuance of warrants in connection with line of credit	—	25
Issuance of warrants in connection with capital loan	234	193

See accompanying notes.

Relypsa, Inc.

Notes to Unaudited Interim Condensed Financial Statements

1.  Description of Business and Significant Accounting Policies

Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company dedicated to the development and commercialization of new non-absorbed polymeric drugs for important applications in renal, cardiovascular and metabolic disease. The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities Exchange Commission (SEC).

On April 16, 2014, the Company completed an underwritten public offering of 4,130,611 shares of common stock at an offering price of $24.50 per share. The Company received aggregate net proceeds of $94.6 million, after deducting the underwriting discounts and offering related transaction costs.

Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The accompanying financial information for the three and six months ended June 30, 2014 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of our statement of financial position as of June 30, 2014, our statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and our statements of cash flows for the six months ended June 30, 2014. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

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

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

Liquidity

In the course of its development activities, the Company has sustained significant operating losses and expects such losses to continue over the next few years. The Company’s success depends on the outcome of its research and development activities. From inception through June 30, 2014, the Company has incurred cumulative net losses of $248.9 million. Management expects to incur additional losses in the future to conduct product research and development and commercialization activities. Additional funding will be needed to support the planned commercial launch in the United States and as the Company builds out its sales capabilities. The Company intends to raise such funding through the issuance of additional equity, debt financings or other sources, such as strategic collaborations. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to patiromer or any of its other product candidates, out-license intellectual property rights to patiromer or its other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.

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

Restricted Cash

Restricted cash related to the Company’s leases consist of irrevocable letters of credit that are collateralized by restricted deposits held at the Company’s bank over a term that is consistent with the corresponding lease.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period using the treasury stock method.

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	June 30,
	2014	2013
Convertible preferred stock — as converted to common stock	—	17,281
Warrants to purchase convertible preferred stock — as converted to common stock	—	2,298
Warrants to purchase common stock	56	—
Options to purchase common stock	3,643	2,168
Restricted stock units	19	—
Common stock subject to repurchase	3	5
	3,721	21,752

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Financial assets:
Money market funds	$119,695	$—	$—	$119,695
Corporate bonds	—	17,544	—	17,544
Commercial paper	—	21,898	—	21,898
Total financial assets	$119,695	$39,442	$—	$159,137
Liabilities:
Contingent put option liability	$—	$—	$110	$110
Total liabilities	$—	$—	$110	$110

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets:
Money market funds	$93,523	$—	$—	$93,523
Total financial assets	$93,523	$—	$—	$93,523

As of June 30, 2014, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2013	$—
Contingent put option liability	110

Balance as of June 30, 2014	$110

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 4 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income (expense), net in the condensed statement of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable, accrued liabilities and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1 and Level 2 during the periods presented.

3.  Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Cash and money market funds	$120,951	$—	$—	$120,951
Corporate bonds	17,545	—	(1)	17,544
Commercial paper	21,891	7	—	21,898
Total financial assets	$160,387	$7	$(1)	$160,393
Reported as:
Cash and cash equivalents				$120,951
Short-term investments				39,442
				$160,393

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Cash and money market funds	$94,759	$—	$—	$94,759
Total financial assets	$94,759	$—	$—	$94,759
Reported as:
Cash and cash equivalents				$94,759
				$94,759

For the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013, there were no realized gains or losses on the available-for-sale securities. All available-for-sale marketable securities held at June 30, 2014 have maturity dates less than one year. There were no available-for-sale marketable securities held by the Company at December 31, 2013.

All of the Company’s available-for-sale marketable securities are subject to a periodic impairment review. The Company considers a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale marketable securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

4.  Borrowings

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million will be interest only through April 2015, followed by 38 months of equal monthly payments of interest and principal. Upon acceptance of the company’s New Drug Application for patiromer by the U.S. Food and Drug Administration, the interest only payment period will be extended to December 2015 and the company may, at its option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. The Company will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

On January 31, 2013, the Company issued warrants to purchase 54,437 shares of Series C-1 convertible preferred stock in connection with the Original Agreement. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock.

On May 30, 2014, the Company issued warrants to purchase 12,661 shares of common stock in connection with the first $15.0 million tranche under the Amended Loan Agreement. The fair value of the warrants was $0.2 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.06%, a life of 7 years, a volatility factor of 91.67%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.4 million and $0.4 million for the three months ended June 30, 2014 and 2013 and $0.7 million and $0.6 million for the six months ended June 30, 2014 and 2013.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As of June 30, 2014 the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and is reported as part of the carrying value of the capital loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest and other income (expense), net.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of June 30, 2014, principal of $15.0 million was outstanding under the Amended Loan Agreement, and the Company was in compliance with all required covenants.

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

The fair value of the warrants of $25,000 at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.07%, a life of 7 years, a volatility factor of 91.6%, and no dividend yield. This amount is recorded as a debt discount, which is being amortized into interest expense over the repayment period. Interest expense was approximately $34,000  and $24,000 for the three months ended June 30, 2014 and 2013 and $71,000 and $24,000 for the six months ended June 30, 2014 and 2013.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of June 30, 2014, principal of $0.8 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

5.  Commitments and Contingencies

Lanxess Corporation

On November 27, 2012, Relypsa entered into a Memorandum of Understanding (MOU) with Lanxess Corporation (Lanxess), pursuant to which Lanxess serves as a commercial manufacturer and commercial supplier of the active pharmaceutical ingredient of patiromer. The MOU was amended on June 27, 2013 and September 30, 2013 (the Amended MOU) to include updated estimates of costs and timing of activities being conducted by the Company and Lanxess.

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

During 2013 and 2014, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of patiromer in anticipation of commercial launch. These payments are recorded in other assets and are being amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Lanxess will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by the drug substance for patiromer.

DSM Fine Chemicals

On May 14, 2014, the Company entered into a Manufacturing and Supply Agreement (the DSM Supply Agreement) with DSM Fine Chemicals Austria NFG GMBH & Co. KG (DSM Fine Chemicals). Under the DSM Supply Agreement, DSM Fine Chemicals has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient (API) for patiromer. Under the DSM Supply Agreement, the Company is obligated to make certain minimum purchases of API. The DSM Supply Agreement may be terminated (i) by the Company with notice if it abandons development or commercialization of patiromer or fails to obtain FDA approval, or with 12 months’ notice and without cause after DSM Fine Chemicals’ manufacture and release of certain quantity of API; (ii) by DSM Fine Chemicals within 24 months’ notice and without cause after its manufacture and release of a certain quantity of API; and (iii) by either party with notice for the other party’s uncured material breach, insolvency, liquidation, bankruptcy or dissolution.

DSM Fine Chemicals has agreed to make plant modifications under the DSM Supply Agreement and will be the exclusive owner of the purchased equipment. DSM Fine Chemicals may manufacture other products with the modified plant when not occupied by the drug substance for patiromer. Under the DSM Supply Agreement, the Company has agreed to reimburse DSM Fine Chemicals up to a specified amount for plant modifications. These payments will be recorded in other assets and upon being placed into service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value.

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement and the DSM Supply Agreement as of June 30, 2014.  These amounts are estimates based on future market demand, quantity discounts, and manufacturing efficiencies (in thousands):

2014	$9,433
2015	38,630
2016	31,540
2017	41,400
2018	43,340
Thereafter	91,792

Total future minimum payments	$256,135

Operating Lease

On June 26, 2014, the Company entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that will serve as the Company’s new principal executive offices. The Company currently leases office and laboratory space located in Redwood City, California pursuant to a lease dated September 7, 2012 (the Existing Lease) that commenced on January 1, 2013.

The Existing Lease provided the Company with a tenant improvement allowance in order for the Company to complete an office renovation and a lab build out. The Company accounted for the aggregate tenant improvement allowance received as leasehold improvement assets and as a deferred rent liability. These leasehold improvement assets were being amortized to depreciation expense over the shorter of the period from which the improvements were placed into service until the end of their useful life or until the end of the lease term.  The deferred rent liability was being amortized over the lease term as a credit to rent expense. Per the terms of the Lease, the Existing Lease will terminate 60 days after the lease commencement date of the Lease, which is estimated to be March 31, 2015. As of June 30, 2014, the $5.5 million net book value of the leasehold improvements and other assets to be abandoned upon the termination of the Existing Lease and the remaining deferred rent liability of $4.3 million will be amortized or depreciated over the estimated remaining nine months of the Existing Lease.

The Lease commences on the later of (i) February 1, 2015 and (ii) the date the premises are ready for occupancy by the Company following Landlord’s construction of certain improvements to the premises required under the Lease.  The Existing Lease terminates 60 days after the lease commencement date, and the Company will not be obligated to pay any base rent, expenses or other fees under the Existing Lease during the 60-day period after the Lease commences. The Lease terminates 10 years after commencement and the Company has an option to extend the Lease for an additional five years upon written notice to Landlord.

The Lease contains rent escalation provisions over the term of the Lease. In accordance with the terms of the Lease the Company provided a security deposit in the form of a $0.7 million irrevocable letter of credit that is collateralized by a $0.7 million restricted deposit at the Company’s bank. The total rent obligation will be expensed ratably over the term of the Lease.

Future minimum operating lease payments at June 30, 2014, assuming the lease commences February 1, 2015 are as follows (in thousands):

2015	$2,178
2016	3,178
2017	3,340
2018	3,440
2019	3,543
Thereafter	20,064

Total future minimum payments	$35,743

The Company will be entitled to a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. The Company will also be entitled, at its election, to an additional allowance of approximately $2.2 million for certain move and tenant improvement related costs incurred by the Company prior to the second anniversary of the Lease commencement. In the event the Company elects to use all or any portion of the additional allowance, the base rent will increase.

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The number of shares which may be issued or transferred under the 2013 Plan shall be equal to the sum of 1,276,587 shares and any of the shares available for issuance under the 2007 Plan. Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested. As of June 30, 2014, the Company has reserved 1,057,826 shares of common stock for issuance under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan under which 1,000,000 shares were reserved.

The following table summarizes option activity under the 2013 Plan and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options Outstanding at December 31, 2013	1,233	3,545	$5.63
Options granted	(208)	208	27.85
Restricted stock units granted	(19)	—	—
Options exercised	—	(58)	4.01
Options forfeited	52	(52)	10.36
Balances at June 30, 2014	1,058	3,643	$6.86	8.2	$64,529
Vested and expected to vest at June 30, 2014		3,519	$6.75	8.2	$62,688
Vested at June 30, 2014		1,562	$4.56	7.4	$30,856

The weighted-average grant-date estimated fair value of options granted during the three months ended June 30, 2014 was $17.22. No options were granted during the three months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, the weighted-average grant-date estimated fair value of options granted was $22.13 and $3.78 per share, respectively. At June 30, 2014 and December 31, 2013, there were 3,389 and 5,125 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $3.96 to $7.40 per share. At June 30, 2014 and December 31, 2013, the Company recorded $16,000 and $23,000, respectively, as liabilities associated with shares issued with repurchase rights. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of Relypsa’s common stock of $24.32 per share as of June 30, 2014.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development:
Employees	$269	$141	$494	$285
Nonemployee consultants	969	80	2,178	108
General and administrative:
Employees	813	225	1,378	447
Nonemployee consultants	13	—	13	—
Total stock-based compensation expense	$2,064	$446	$4,063	$840

As of June 30, 2014, the Company had $18.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 2.72 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	87.24% - 93.10%	—	87.24% - 109%	94.7%
Expected dividends	0%	—	0%	0%
Expected term (in years)	5.5 - 6.25	—	5.5 - 6.25	6.25
Risk-free rate	1.79% –1.94%	—	1.79% –1.94%	1.14%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	103.76%	91.09.%-93.52%	103.76% -122.32%	91.10%-93.5%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6.9 – 9.1	8.1 - 9.2	6.1 – 9.3	8.1-9.5
Risk-free rate	1.97% – 2.36%	1.28%-2.35%	1.96% – 2.59%	1.28%-2.35%

Restricted Stock Units

The Company began granting restricted stock unit awards subject to performance vesting criteria to employees starting in 2014 from the 2013 Plan. Restricted stock unit awards consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period. The fair value of restricted stock unit awards is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2014 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	—	$—
Granted	19	26.23
Vested	—	—
Canceled	—	—
Nonvested at June 30, 2014	19	$26.23

As of June 30, 2014, none of the restricted stock units granted by the Company have vested.

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

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. We have completed our two-part pivotal Phase 3 trial of our lead product candidate, patiromer, for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The design of this pivotal Phase 3 trial was agreed to under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. Each part of this trial met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. We expect to submit a New Drug Application, or NDA, early in the fourth quarter of 2014. Patiromer is a non-absorbed, optimized potassium binding polymer administered as a convenient oral suspension powder.

Since commencing operations in October 2007, we have devoted substantially all of our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including patiromer, and we have devoted substantially all of our financial resources to the clinical development of patiromer. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through June 30, 2014, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

In November 2013, we issued and sold 7,877,500 shares of our common stock in our initial public offering, or IPO, at a price to the public of $11.00 per share for aggregate offering gross proceeds of approximately $86.6 million, which included the exercise in full by the underwriters of their option to purchase additional shares of our common stock. After deducting underwriting discounts, commissions and offering expenses paid by us of approximately $8.7 million, the net proceeds from the offering were approximately $78.0 million.

In April 2014, we sold 4,130,611 shares of common stock in an underwritten offering at a price to the public of $24.50 per share.  We received aggregate net proceeds of $94.6 million, after deducting the underwriting discount and offering related transaction costs.

We have never been profitable and, as of June 30, 2014, we had an accumulated deficit of $258.6 million. We incurred net losses of approximately $16.7 million and $20.2 million for the three months ended June 30, 2014 and 2013, respectively and net losses of approximately $32.8 million and $46.5 million for the six months ended June 30, 2014 and 2013, respectively. We expect to continue to incur net operating losses for at least the next few years as we seek to pursue regulatory approval of patiromer in the United States and prepare for a possible commercial launch of patiromer, which will require a significant investment in contract manufacturing and inventory build-up related costs.

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

•	costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	costs related to compliance with drug development regulatory requirements, including fees and stock-based compensation for consultants;

•	costs related to pre-commercialization manufacturing activities, such as manufacturing process validation activities and the manufacturing of commercial supply;

•	a one-time milestone payment of $12.5 million made pursuant to our IP License and Assignment Agreement; and

•	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development expenses to operations as they are incurred. We are focusing substantially all of our resources and development efforts on the development of patiromer. We expect to continue to make substantial investments in research and development activities during the next few years as we pursue regulatory approval of patiromer in the United States and prepare for a possible commercial launch of patiromer, which will require a significant investment in contract manufacturing and inventory build-up related costs. We are unable to predict with any certainty when or if patiromer will receive regulatory approval in the United States. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products.

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

There have been no significant changes in critical accounting policies during the six months ended June 30, 2014, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013 (unaudited)

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$11,075	$13,295	$(2,220)	(17)%
General and administrative	5,322	2,988	2,334	78
Total operating expenses	16,397	16,283	114	*
Loss from operations	(16,397)	(16,283)	(114)	*
Interest and other income (expense), net	36	(3,549)	3,585	*
Interest expense	(376)	(388)	12	3
Net loss	$(16,737)	$(20,220)	$3,483	(17)%

*	Percentage not meaningful

Research and Development.    During the three months ended June 30, 2014, research and development expenses decreased $2.2 million, or 17% as compared to the corresponding period in 2013. The decrease was primarily the result of a decrease of $3.9 million in clinical trial costs due to our Phase 3 and Phase 2 clinical trials, which were ongoing during the three months ended June 30, 2013; both of which were completed during 2013. In addition, there was a decrease of $0.7 million in contract manufacturing related expenses due to the timing of our commercial manufacturing activities. The decreases were partially offset by increases in regulatory expenses and nonemployee stock-based compensation of $1.3 million and an increase of $1.0 million in personnel costs due to an increase in headcount.

General and Administrative.    During the three months ended June 30, 2014, general and administrative expenses increased $2.3 million, or 78% as compared to the corresponding period in 2013. The increase was primarily due to an increase of $1.2 million in personnel costs resulting from an increase in headcount and stock-based compensation to support our expanding operations. Furthermore, we incurred an additional $0.5 million in insurance expenses and consulting fees as a result of becoming a public company and $0.4 million in commercial related service provider expense as we prepare for a potential commercial launch of patiromer.

Interest and Other Income (Expense), Net.    During the three months ended June 30, 2014, interest and other income (expense), net changed by $3.6 million as compared to the corresponding period in 2013. The change is primarily due to a $3.6 million charge we incurred during the three months ended June 30, 2013 related to the increased value of outstanding warrants to purchase our Series C-1 preferred stock. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Comparison of Six Months Ended June 30, 2014 and 2013 (unaudited)

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$21,976	$35,899	$(13,923)	(39)%
General and administrative	10,125	5,523	4,602	83
Total operating expenses	32,101	41,422	(9,321)	(22)
Loss from operations	(32,101)	(41,422)	9,321	(22)
Interest and other income (expense), net	64	(4,413)	4,477	*
Interest expense	(768)	(636)	(132)	21
Net loss	$(32,805)	$(46,471)	$13,666	(29)%

*	Percentage not meaningful

Research and Development.    During the six months ended June 30, 2014, research and development expenses decreased $13.9 million, or 39% as compared to the corresponding period in 2013. The decrease was primarily the result of a $12.5 million milestone payment we made to Amgen in March 2013 pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for patiromer. In addition, there was a decrease of $5.6 million in clinical trial costs due to our Phase 3 and Phase 2 clinical trials, which were ongoing during the six months ended June 30, 2013; both of which were completed during 2013. The decreases were partially offset by increases in regulatory expenses and nonemployee stock-based compensation of $2.8 million. In addition, there was an increase of $1.5 million in personnel costs due to an increase in headcount.

General and Administrative.    During the six months ended June 30, 2014, general and administrative expenses increased $4.6 million, or 83% as compared to the corresponding period in 2013. The increase was predominantly due to an increase of $2.4 million in personnel costs resulting from an increase in headcount and stock-based compensation to support our expanding operations. Furthermore, we incurred an additional $0.9 million in commercial related service provider expense as we prepare for a potential commercial launch of patiromer, $0.7 million in professional and consulting fees, and $0.6 million in insurance expenses and board related fees as a result of becoming a public company.

Interest and Other Income (Expense), Net.    During the six months ended June 30, 2014, interest and other income (expense), net changed by $4.5 million as compared to the corresponding period in 2013. The change is primarily due to a $4.5 million charge we incurred during the six months ended June 30, 2013 related to the increased value of outstanding warrants to purchase our Series C-1 preferred stock. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Interest Expense.    During the six months ended June 30, 2014, interest expense increased $0.1 million as compared to the corresponding period in 2013. The increase is due to interest expense associated with our $12.5 million loan drawn in January 2013 under our term loan and our equipment line of credit.

Liquidity and Capital Resources

Since inception through June 30, 2014, our operations have been financed primarily through net proceeds of $364.8 million pursuant to sales of our common stock in public offerings, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit. As of June 30, 2014, we had $160.4 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On April 16, 2014, we completed a public offering of 4,130,611 shares of common stock at an offering price to the public of $24.50 per share.  We received aggregate net proceeds of $94.6 million, after deducting the underwriting discount and offering related transaction costs.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. From inception through June 30, 2014, we have incurred cumulative net losses of $248.9 million. We expect to incur additional losses for at least the next few years to conduct product research and development and to conduct commercialization and marketing activities. We will need additional funding to support our commercial launch in the United States and as we build our sales capabilities.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(29,656)	$(32,121)
Net cash (used in) provided by investing activities	(40,817)	17,401
Net cash provided by financing activities	96,665	13,601
Net increase (decrease) in cash and cash equivalents	$26,192	$(1,119)

Cash Flows from Operating Activities.    Net cash used in operating activities was $29.7 million for the six months ended June 30, 2014 and consisted primarily of our net loss of $32.8 million less noncash charges such as stock-based compensation expense of $4.1 million and depreciation and amortization of $0.6 million. The significant items in the change in operating assets and liabilities include a $2.0 million decrease in accrued and other liabilities, a decrease of $0.6 million in prepaid expenses and other current assets, a $0.5 million increase in other assets and restricted cash, and a decrease in accounts payable of $0.5 million which were partially offset by an increase of $0.3 million in deferred rent.

Net cash used in operating activities was $32.1 million for the six months ended June 30, 2013 and consisted primarily of our net loss of $46.5 million, which includes the $12.5 million milestone payment to Amgen in March 2013, less noncash charges including $4.5 million related to the revaluation of warrants to purchase convertible preferred stock and stock-based compensation expense of $0.8 million. The cash used in operating activities was partially offset by a decrease of $3.0 million in other receivables and increases in accrued and other liabilities, accounts payable and deferred rent of $2.3 million, $2.3 million and $0.6 million, respectively.

Cash Flows from Investing Activities.    Net cash used in investing activities was $40.8 million for the six months ended June 30, 2014 and was primarily due to the purchase of short-term investments of $50.0 million and purchases of fixed assets of $1.1 million. These uses of cash were partially offset by maturities of short-term investments of $10.2 million. Net cash provided by investing activities for the six months ended June 30, 2013 was $17.4 million and was comprised mainly of proceeds from the maturities of short-term investments of $31.1 million, partially offset by purchases of short-term investments of $10.1 million and purchases of fixed assets of $3.5 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the six months ended June 30, 2014 was $96.7 million and consisted primarily of net proceeds from our secondary offering of $94.6 million and $14.5 million in net proceeds from our capital loan. These proceeds were partially offset by payments under our capital loan of $12.5 million. Net cash provided by financing activities for the six months ended June 30, 2013 was $13.6 million resulting from proceeds under our capital loan and equipment line of credit.

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

•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which will be available to us beginning on the later of (i) U.S. Food and Drug Administration, or FDA, acceptance of our New Drug Application, or NDA, for patiromer and (ii) July 1, 2015 and ending on the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for patiromer or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize patiromer or any future product candidate.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$20,431	$2,804	$10,656	$6,971	$—
Operating lease obligations(3)	36,611	1,857	6,032	6,882	21,840
Purchase obligations(4)	256,135	21,183	79,120	64,040	91,792
Total contractual obligations	$313,177	$25,844	$95,808	$77,893	$113,632

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

(2)	The long-term debt obligation is comprised of an Amended and Restated Loan and Security Agreement that was executed during May 2014 and an equipment line of credit that was obtained during May 2013.
(3)	These amounts are comprised of the estimated remaining rent payments on our existing lease and the total future minimum rent payments under the new lease that was executed on June 26, 2014.
(4)

The purchase obligations are comprised our non-cancelable purchase commitments under our Manufacturing and Supply Agreement (the Supply Agreement) with LANXESS Corporation and under our Manufacturing and Supply Agreement (DSM Supply Agreement) with DSM Fine Chemicals Austria NFG GMBH & Co. KG (DSM Fine Chemicals). Per the terms of the Supply Agreement we will be required to purchase an additional $12.3 million of drug substance from Lanxess if Lanxess meets certain requirements as defined by the Supply Agreement. The additional $12.3 million payment has been excluded from the table above. The amounts under the DSM Supply Agreement are based on forecasts that include estimates of our future market demand, quantity discounts and manufacturing efficiencies.

Purchase Commitments

Our only material non-cancelable purchase commitments with contract manufacturers or service providers are with Lanxess and DSM Fine Chemicals. Lanxess and DSM Fine Chemicals serve as a commercial manufacturer and commercial supplier of the active ingredient of patiromer and provides manufacturing services in relation to the product. Other than the foregoing purchase commitment, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million will be interest only through April 2015 followed by 38 months equal monthly payments of interest and principal. Upon acceptance of our New Drug Application for patiromer by the U.S. Food and Drug Administration, the interest only payment period will be extended to December 2015 and we may, at our option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69 The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of June 30, 2014, principal of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of June 30, 2014, principal of $0.8 million was outstanding under the line of credit, and we were in compliance with all required covenants.

Operating Lease

On June 26, 2014, we entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that will serve as our new principal executive offices. We currently lease office and laboratory space located in Redwood City, California pursuant to a lease dated September 7, 2012 (the Existing Lease) that commenced on January 1, 2013.

The Lease commences on the later of (i) February 1, 2015 and (ii) the date the premises are ready for occupancy by us following Landlord’s construction of certain improvements to the premises required under the Lease.  The Existing Lease terminates 60 days after the lease commencement date, and we will not be obligated to pay any base rent, expenses or other fees under the Existing Lease during the 60-day period after the Lease commences. The Lease terminates 10 years after the lease commences and we have an option to extend the Lease for an additional five years upon written notice to Landlord.

We will be entitled to a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. We will also be entitled, at our election, to an additional allowance of approximately $2.2 million for certain move and tenant improvement related costs incurred by us prior to the second anniversary of the Lease commencement. In the event we elect to use all or any portion of the additional allowance, the base rent will increase.

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

Interest Rate Risk

As of June 30, 2014, we had cash, cash equivalents and short-term investments of $160.4 million, which consist of bank deposits, money market funds, corporate bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in our interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have had only one product candidate in clinical trials and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, patiromer, which is our only product to have reached clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2013, 2012 and 2011 was approximately $73.8 million, $43.7 million and $25.8 million, respectively. Our net loss for the three months ended June 30, 2014 and 2013 was approximately $16.7 million and $20.2 million, respectively, and our net loss for the six months ended June 30, 2014 and 2013 was approximately $32.8 million and $46.5 million, respectively. As of June 30, 2014, we had an accumulated deficit of $258.6 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, patiromer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, patiromer. As of June 30, 2014, we had working capital of $146.0 million and capital resources consisting of cash, cash equivalents and short-term investments of $160.4 million, which includes the aggregate net proceeds of approximately $94.6 million from the underwritten public offering of our common stock in April 2014. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of patiromer and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, sales and marketing, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of patiromer and any future product candidates. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which will be available to us beginning on the later of (i) U.S. Food and Drug Administration, or FDA, acceptance of our New Drug Application, or NDA, for patiromer and (ii) July 1, 2015 and ending on the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

To date, we have invested substantially all of our efforts and financial resources in the research and development of patiromer, which is currently our lead product candidate and only product candidate in clinical trials. In particular, we have completed three Phase 1 and four Phase 2 trials and our pivotal Phase 3 trial.

Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on the successful development and commercialization of patiromer. The clinical and commercial success of patiromer will depend on a number of factors, including the following:

•	the timely submission and filing of our NDA for patiromer, including completion of our analysis of clinical and non-clinical data;

•	our ability to demonstrate patiromer’s safety and efficacy to the satisfaction of the FDA;

•	whether we are required by the FDA to conduct additional clinical trials prior to any approval to market patiromer;

•	the prevalence and severity of adverse side effects of patiromer;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize patiromer, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our lead product candidate, patiromer. Based on the results of our Phase 2b and pivotal Phase 3 clinical trials, we are preparing to submit an NDA to the FDA seeking marketing approval for the use of patiromer for the treatment of hyperkalemia. We believe that these results warrant this submission. However, additional information may arise from our continuing analysis of the data, and such additional information may be less favorable than the information we have currently or than we anticipate or may require yet additional analyses. Moreover, we are currently completing the documents necessary for submitting our NDA; however, we may be unable to complete all such documents within our planned timeline.

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

Even if we receive approval of an NDA or foreign marketing authorization for patiromer, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve patiromer for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of patiromer. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of patiromer and would materially adversely impact our business and prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical studies for patiromer do not ensure that future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. As part of our NDA for patiromer, we expect to request a deferral for submission of pediatric data until after approval of patiromer for use in adults.

We do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

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

Further, conducting clinical trials in foreign countries, as we have historically done, presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects do not represent the safety and efficacy of patiromer when administered in US patients and are thus not supportive of an NDA approval in the US.

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

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of patiromer and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory applications, approve our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product for patiromer, or any future product candidates.

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

Our current drug substance is acquired from only two suppliers and our finished drug product is acquired from a single-source supplier. The loss of these suppliers, or their failure to supply us with the drug substance or the finished drug product, would materially and adversely affect our business.

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, and a multi-year Manufacturing and Supply Agreement with DSM Fine Chemicals Austria NFG GMBH & CO. KG, or DSM Fine Chemicals, as our drug substance suppliers. However, we do not currently have additional suppliers of drug substance under contract, and we plan to submit only Lanxess as a drug substance supplier with our NDA for patiromer. We currently have an arrangement with Patheon Inc., or Patheon, under which we issue purchase orders for the supply of finished drug product. However, we do not have an alternative supplier of finished drug product. Although we have entered into long-term commercial supply agreements with Lanxess and DSM Fine Chemicals, we may be unable do so with Patheon or alternative suppliers and manufacturers or do so on commercially reasonable terms, which would have a material adverse impact upon our business.

In addition, we currently rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce patiromer, including all of the starting/raw materials and excipient, such as methyl-2-fluoro-acrylate monomer, or MFA. We do not have direct control over the acquisition of those materials by our contract manufacturers. Moreover, outside of our drug substance suppliers, we currently do not have any agreements for the commercial production of those materials.

We are dependent on the approval of additional drug substance and drug product suppliers to ensure sufficient supply to meet our anticipated market demand and to reduce the manufacturing cost of patiromer. Our inability to obtain approval for additional suppliers and/or the inability of our suppliers to achieve larger scale production, would materially and adversely affect our business.

Polymeric-based drugs like patiromer generally require large quantities of drug substance, as compared to small molecule drugs. Thus, we will require larger scale and/or multiple suppliers of drug substance and drug product in order to produce sufficient quantities of patiromer to meet our anticipated market demand. Our current suppliers of drug substance, Lanxess and DSM Fine Chemicals, do not currently have the capacity to manufacture patiromer in the quantities that we believe will be sufficient to meet anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of patiromer, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs. If we are unable to reduce the manufacturing cost of patiromer, our operating results will suffer and our ability to achieve profitability will be significantly jeopardized.

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

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of patiromer for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, ZS Pharma, which recently completed its initial public offering of common stock, is developing a zirconium silicate particle to treat hyperkalemia, which recently completed a pivotal Phase 3 clinical trial and is currently undergoing additional clinical studies. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with patiromer is a worthwhile treatment and is a superior alternative to existing or new therapies for hyperkalemia.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for patiromer or any future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize patiromer or any future product candidates.

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

As of June 30, 2014, we had 84 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, and clinical trials, and commercialize patiromer or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We have only evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. To date, we have not conducted any other review of our internal control for the purpose of providing the reports required by Section 404 and the related SEC rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

The protocol for our pivotal Phase 3 trial of patiromer was reviewed and agreed upon by the FDA under an SPA, which allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on an SPA is not a guarantee of approval, and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both parties, the SPA may be changed. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and any resulting trial data in determining whether a drug is safe and effective and whether it will be approved. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval, or whether patiromer will receive any regulatory approvals.

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

Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of patiromer or any future product candidates and to manufacture, market and distribute our products after clearance or approval is obtained.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market as a result of the lapse of the lock-up agreements in connection with our IPO and our underwritten public offering in April 2014, and after the lapse of other legal restrictions on resale, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2014, we have outstanding a total of approximately 33.9 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO and our public offering in April 2014 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

The lock-up agreements pertaining to our IPO expired on May 13, 2014, following which approximately 6.7 million shares of common stock became eligible for sale in the public market, subject to any additional restrictions. The lock-up agreements pertaining to our public offering in April 2014 expired on July 9, 2014, following which approximately 16.9 million additional shares of common stock became eligible for sale in the public market, subject to any additional restrictions, all of which shares are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of June 30, 2014, approximately 6.0 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act.  The 6.0 million shares include 1.0 million shares reserved for future issuance under the 2014 Employment Commencement Incentive Plan for equity grants to new employees, which was approved by our board of directors in June 2014 pursuant to the “inducement exemption” under Rule 5653(c)(4) of The Nasdaq Global Select Market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 62.3% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

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

Each of our executive officers and certain other employees are parties to severance arrangements in their employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $4.7 million for severance and other benefits and acceleration of vesting of stock options with a value of approximately $ 21.1 million (based on the last reported sale price of our common stock on June 30, 2014) in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In May 2014, we issued warrants to purchase an aggregate of 12,661 shares of our common stock at a per share exercise price of $23.69 to Oxford Finance LLC and Silicon Valley Bank in connection with our Amended and Restated Loan and Security Agreement. In May 2014, we issued an aggregate of 11,806 shares of our common stock to SVB Financial Group upon the net exercise of a warrant to purchase our common stock at a price per share of $9.1848.  We did not receive any cash proceeds from such cashless net exercise. The foregoing securities were issued to accredited investors in reliance upon the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, including Rule 506 promulgated thereunder. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they received adequate information about us and (b) appropriate legends were affixed to the securities issued in such transactions.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the venture debt financing pursuant to the Loan and Security Agreement, dated as of January 31, 2013, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa Inc., among others.	S-1	9/27/2013	4.7

4.5	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1	First Amendment to Lease, dated as of April 24, 2014, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	8-K	4/30/2014	10.1

10.2†	Manufacturing and Supply Agreement, effective as of May 14, 2014, by and between Relypsa Inc. and DSM Fine Chemicals Austria NFG GMBH & CO. KG.				X

10.3	Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	10.1

10.4	Lease, dated as of June 26, 2014, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	8-K	7/1/2014	10.1

10.5	Consent and First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 26, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	7/1/2014	10.2

10.6#	Relypsa, Inc. 2014 Employment Commencement Incentive Plan.				X

10.7#	Form of Stock Option Grant Notice and Stock Option Agreement under the Relypsa, Inc. 2014 Employment Commencement Incentive Plan.				X

10.8#	First Amendment to Offer Letter Agreement, effective as of August 8, 2014, by and between Relypsa, Inc. and John A. Orwin.				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number
31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Relypsa, Inc.

August 11, 2014	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)