Form 10-Q
period 2014-09-30
Relypsa Inc
filed 2014-11-10
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 1, 2014, the registrant had 34,210,300 shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Relypsa, Inc.

Condensed Balance Sheets

(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,410	$94,759
Short-term investments	99,971	—
Restricted cash	268	—
Other receivables	383	241
Prepaid expenses and other current assets	1,176	1,657
Total current assets	141,208	96,657
Long-term investments	4,417	—
Restricted cash	686	—
Property and equipment, net	4,618	5,624
Intangible assets	1	14
Other assets	4,928	3,736
Total assets	$155,858	$106,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,634	$4,736
Accrued payroll and related expenses	3,080	1,794
Accrued liabilities	5,401	5,947
Deferred rent, current portion	2,889	640
Line of credit, current portion	426	408
Capital loan, current portion	1,779	4,304
Total current liabilities	16,209	17,829
Long-term liabilities:
Deferred rent, long-term	976	4,394
Line of credit	364	630
Capital loan	13,105	8,328
Total liabilities	30,654	31,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at September 30, 2014 and December 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock: $0.001 par value; 300,000 shares authorized at September 30, 2014 and December 31, 2013; 34,193 and 29,710 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	30
Additional paid-in capital	403,275	300,660
Accumulated other comprehensive income	(24)	—
Accumulated deficit	(278,081)	(225,840)
Total stockholders’ equity	125,204	74,850
Total liabilities and stockholders’ equity	$155,858	$106,031

See accompanying notes.

Relypsa, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$11,647	$12,158	$33,631	$48,057
General and administrative	7,311	2,685	17,428	8,208
Total operating expenses	18,958	14,843	51,059	56,265
Loss from operations	(18,958)	(14,843)	(51,059)	(56,265)
Interest and other income (expense), net	17	(10,382)	80	(14,795)
Interest expense	(494)	(410)	(1,262)	(1,046)
Net loss	$(19,435)	$(25,635)	$(52,241)	$(72,106)
Net loss per share, basic and diluted	$(0.57)	$(79.91)	$(1.62)	$(229.40)
Weighted average common shares used to compute net loss per share, basic and diluted	34,064,780	320,802	32,321,477	314,321

See accompanying notes.

Relypsa, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(19,435)	$(25,635)	$(52,241)	$(72,106)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(30)	(2)	(24)	(23)
Total comprehensive loss	$(19,465)	$(25,637)	$(52,265)	$(72,129)

See accompanying notes.

Relypsa, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(52,241)	$(72,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,461	830
Stock-based compensation	6,296	2,636
Amortization of debt issuance costs	20	23
Amortization of debt discount	118	97
Accretion of final debt payment	333	251
Accrued interest on capital loan	71	—
Investment premium amortization	481	—
Revaluation of convertible preferred stock warrant liability	—	14,860
Changes in assets and liabilities:
Other receivables	(142)	2,983
Prepaid expenses and other current assets	461	284
Other assets and restricted cash	(2,146)	(1,814)
Accounts payable	(2,102)	2,043
Accrued and other liabilities	749	2,447
Deferred rent	(1,169)	569
Net cash used in operating activities	(46,810)	(46,897)
Investing activities
Purchase of investments	(141,283)	(10,113)
Proceeds from maturities of short-term investments	36,390	47,471
Purchase of property and equipment	(1,442)	(4,539)
Net cash (used in) provided by investing activities	(106,335)	32,819
Financing activities
Net proceeds from public offerings	94,607	—
Proceeds from common stock option exercise	1,473	72
Net proceeds from capital loan	3,549	12,404
Repayment of capital loan	(1,530)	—
Net proceeds from equipment line of credit	—	1,225
Repayment of equipment line of credit	(303)	(130)
Net cash provided by financing activities	97,796	13,571
Net decrease in cash and cash equivalents	(55,349)	(507)
Cash and cash equivalents at beginning of period	94,759	15,221
Cash and cash equivalents at end of period	$39,410	$14,714
Noncash investing and financing activities
Change in unrealized loss on investments	(24)	(23)
Issuance of warrants in connection with line of credit	—	25
Issuance of warrants in connection with capital loan	234	193

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

Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The accompanying financial information for the three and nine months ended September 30, 2014 is unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and include all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the statement of financial position as of September 30, 2014, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and the statements of cash flows for the nine months ended September 30, 2014. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Use of Estimates

The preparation of these unaudited interim condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, contract manufacturing accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

In June 2014, FASB issued Accounting Standards Update No. 2014-12, Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s condensed financial statements.

Liquidity

In the course of its development activities, the Company has sustained significant operating losses and expects such losses to continue over the next few years. The Company’s success depends on the outcome of its research and development activities. From inception through September 30, 2014, the Company has incurred cumulative net losses of $268.3 million. Management expects to incur additional losses in the future to conduct product research and development and commercialization activities. Additional funding will be needed to support the planned commercial launch in the United States and as the Company builds out its sales capabilities. The Company intends to raise such funding through the issuance of additional equity, debt financings or other sources, such as strategic collaborations. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs or its commercialization efforts, enter into a collaboration or other similar arrangement with respect to commercialization rights to Patiromer for Oral Suspension, or Patiromer FOS, or any of its other product candidates, out-license intellectual property rights to Patiromer FOS or its other product candidates and sell unsecured assets, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents.

Investments

Investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days. Short-term investments have maturities greater than 90 days on the date of acquisition, but less than 365 days. Long-term investments have maturities greater than 365 days as of the balance sheet date. Investments are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains or losses on the sale of all such securities are reported in interest and other income (expense), net and computed using the specific identification method.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures. Forfeiture estimates are adjusted to the extent that actual forfeitures differ from the prior estimates. The fair value of restricted stock unit awards used in our expense recognition method is based on the number of shares granted and the closing price of our common stock on the date of the grant. Such value is recognized as an expense over the service period using the straight-line method, net of estimated forfeitures. The Company adopted an employee stock purchase plan (ESPP) on November 2013 and in August 2014, the ESPP was initiated, pursuant to which eligible employees can purchase shares of the Company’s common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each award is estimated on the first day of the offering period using the Black-Scholes option pricing model and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	September 30,
	2014	2013
Convertible preferred stock — as converted to common stock	—	17,281
Warrants to purchase convertible preferred stock — as converted to common stock	—	2,298
Warrants to purchase common stock	56	—
Options to purchase common stock	3,858	3,439
Restricted stock units	130	—
Common stock subject to repurchase	3	5
	4,047	23,023

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Financial assets:
Money market funds	$11,041	$—	$—	$11,041
Corporate bonds	—	76,938	—	76,938
Agency bonds	—	6,001	—	6,001
Commercial paper	—	48,294	—	48,294
Total financial assets	$11,041	$131,233	$—	$142,274
Liabilities:
Contingent put option liability	$—	$—	$110	$110
Total liabilities	$—	$—	$110	$110

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets:
Money market funds	$93,523	$—	$—	$93,523
Total financial assets	$93,523	$—	$—	$93,523

As of September 30, 2014, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2013	$—
Issuance of contingent put option liability	110

Balance as of September 30, 2014	$110

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 4 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income (expense), net in the condensed statement of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable, accrued liabilities and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1 and Level 2 during the periods presented.

3.  Cash, Cash Equivalents, and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Cash and money market funds	$12,565	$—	$—	$12,565
Corporate bonds	76,978	2	(42)	76,938
Agency bonds	6,003	—	(2)	6,001
Commercial paper	48,276	18	—	48,294
Total financial assets	$143,822	$20	$(44)	$143,798
Reported as:
Cash and cash equivalents				$39,410
Investments				104,388
				$143,798

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Cash and money market funds	$94,759	$—	$—	$94,759
Total financial assets	$94,759	$—	$—	$94,759
Reported as:
Cash and cash equivalents				$94,759
				$94,759

For the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013, there were no realized gains or losses on the available-for-sale securities. As of September 30, 2014, the Company had available-for-sale securities classified as short-term investments of $100.0 million and available-for-sale securities classified as long-term investments of $4.4 million. There were no available-for-sale  securities held by the Company at December 31, 2013.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a  debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

4.  Borrowings

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million will be interest only through April 2015, followed by 38 months of equal monthly payments of interest and principal. Upon acceptance of the company’s New Drug Application for Patiromer FOS by the U.S. Food and Drug Administration, the interest only payment period will be extended to December 2015 and the Company may, at its option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. The Company will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

On January 31, 2013, the Company issued warrants to purchase 54,437 shares of Series C-1 convertible preferred stock in connection with the Original Agreement. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock.

On May 30, 2014, the Company issued warrants to purchase 12,661 shares of common stock in connection with the first $15.0 million tranche under the Amended Loan Agreement. The fair value of the warrants was $0.2 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.06%, a life of 7 years, a volatility factor of 91.67%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013 and $1.2 million and $1.0 million for the nine months ended September 30, 2014 and 2013.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As of September 30, 2014 the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and is reported as part of the carrying value of the capital loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest and other income (expense), net.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of September 30, 2014, principal of $15.0 million was outstanding under the Amended Loan Agreement, and the Company was in compliance with all required covenants.

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

The fair value of the warrants of $25,000 at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.07%, a life of 7 years, a volatility factor of 91.6%, and no dividend yield. This amount is recorded as a debt discount, which is being amortized into interest expense over the repayment period. Interest expense was approximately $30,000 and $46,000 for the three months ended September 30, 2014 and 2013 and $0.1 million and $0.1 million for the nine months ended September 30, 2014 and 2013.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of September 30, 2014, principal of $0.7 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

5.  Commitments and Contingencies

Lanxess Corporation

On January 9, 2014, the Company entered into a Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with Lanxess that supersedes an earlier agreement, the Memorandum of Understanding that was executed on November 27, 2012. Under the Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient for Patiromer FOS. The Supply Lanxess Agreement terminates on December 31, 2020 unless terminated earlier. The Company may extend the Lanxess Supply Agreement for an additional five years with notice. The Lanxess Supply Agreement may be terminated (i) by the Company with notice if it abandons development or manufacturing of Patiromer FOS or fails to obtain FDA approval or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, which may be given after October 1, 2015, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, which may be given after October 1, 2015 and (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms beginning in September 2015. Under the Lanxess Supply Agreement, Lanxess is obligated to manufacture the Company’s commercial supply of API for Patiromer FOS, and the Company is obligated to purchase from Lanxess such products manufactured, pursuant to the terms and conditions of the Lanxess Supply Agreement.

During 2013 and 2014, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of API for Patiromer FOS in anticipation of commercial launch. These payments are recorded in other assets and are being amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Lanxess will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by the API for Patiromer FOS.

DPx Fine Chemicals

On May 14, 2014, the Company entered into a Manufacturing and Supply Agreement (the DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formally DSM Fine Chemicals Austria NFG GMBH & Co. KG. Under the DPx Supply Agreement, DPx Fine Chemicals has agreed to manufacture and supply for commercial sale the API for Patiromer FOS. Under the DPx Supply Agreement, the Company is obligated to make certain minimum purchases of API. The DPx Supply Agreement may be terminated (i) by the Company with notice if it abandons development or commercialization of Patiromer FOS or fails to obtain FDA approval, or with 12 months’ notice and without cause after DPx Fine Chemicals’ manufacture and release of certain quantity of API; (ii) by DPx Fine Chemicals within 24 months’ notice and without cause after its manufacture and release of a certain quantity of API; and (iii) by either party with notice for the other party’s uncured material breach, insolvency, liquidation, bankruptcy or dissolution.

DPx Fine Chemicals has agreed to make plant modifications under the DPx Supply Agreement and will be the exclusive owner of the purchased equipment. DPx Fine Chemicals may manufacture other products with the modified plant when not occupied by the API for Patiromer FOS. Under the DPx Supply Agreement, the Company has agreed to reimburse DPx Fine Chemicals up to a specified amount for plant modifications. These payments will be recorded in other assets and upon being placed into service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value.

Patheon

On September 5, 2014, the Company entered into a multi-year supply agreement (the Patheon Supply Agreement) with Patheon, Inc. (Patheon). Under the Patheon Supply Agreement, Patheon has agreed to manufacture and supply for commercial sale the bulk and finished drug product, referred to as Patiromer FOS. The Company has agreed to supply API for Patiromer FOS to Patheon for use in the manufacture and supply of the bulk and finished drug product, and has agreed, subject to certain conditions, to purchase certain quantities of bulk and finished drug product from Patheon. The Patheon Supply Agreement may be terminated by the Company with written notice under certain provisions.

Patheon has agreed to make facility improvements under the Patheon Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing Patiromer FOS. Under the Patheon Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications.

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and Patheon Supply Agreement as of September 30, 2014.  These amounts are based on forecasts that include estimates of our future market demand, quantity discounts and manufacturing efficiencies (in thousands):

2014	$7,257
2015	40,740
2016	31,540
2017	41,400
2018	43,339
Thereafter	91,792
Total future minimum payments	$256,068

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

The Existing Lease provided the Company with a tenant improvement allowance in order for the Company to complete an office renovation and a lab build out. The Company accounted for the aggregate tenant improvement allowance received as leasehold improvement assets and as a deferred rent liability. These leasehold improvement assets were being amortized to depreciation expense over the shorter of the period from which the improvements were placed into service until the end of their useful life or until the end of the lease term.  The deferred rent liability was being amortized over the lease term as a credit to rent expense. Per the terms of the Lease, the Existing Lease will terminate 60 days after the lease commencement date of the Lease, which is estimated to be March 31, 2015. As of September 30, 2014, the $3.7 million net book value of the leasehold improvements and other assets to be abandoned upon the termination of the Existing Lease and the remaining deferred rent liability of $2.9 million will be amortized or depreciated over the estimated remaining six months of the Existing Lease.

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

Future minimum operating lease payments at September 30, 2014, assuming the lease commences February 1, 2015 are as follows (in thousands):

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

During February 2013, the Company dosed its first patient in a pivotal clinical trial that is evaluating Patiromer FOS for the treatment of hyperkalemia. Upon achieving this milestone the Company was required to make a one-time milestone payment of $12.5 million to Ilypsa (Amgen). The Company recognized a one-time charge to research and development expense of $12.5 million related to the required milestone payment. Upon a change in control transaction, an additional payment could be owed to Ilypsa (Amgen) ranging from 6.7% to 10% of the purchase price, less certain expenses, up to a total of $30.0 million. The Company has no obligation to make any further milestone payments or to pay royalties on future sales of Patiromer FOS to Ilypsa (Amgen).

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The number of shares which may be issued or transferred under the 2013 Plan shall be equal to the sum of 1,276,587 shares and any of the shares available for issuance under the 2007 Plan. Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested. As of September 30, 2014, the Company has reserved 514,771 shares of common stock for issuance under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (the Inducement Plan) under which 1,000,000 shares were reserved. As of September 30, 2014, 63,500 shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. The awards were made pursuant to the NASDAQ inducement grant exception as a component of the Company’s new hires’ employment compensation.

The Company adopted the ESPP on November 2013 and in August 2014, the ESPP was initiated. A total of 255,317 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded during the nine months ended September 30, 2014.

The following table summarizes option activity under the 2007 Plan, the 2013 Plan, the Inducement Plan, and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options Outstanding at December 31, 2013	1,233	3,545	$5.63
Additional shares reserved under the Inducement Plan	1,000	—	—
Options granted	(704)	704	27.17
Restricted stock units granted	(130)	—	—
Options exercised	—	(339)	4.34
Options forfeited	52	(52)	10.36
Balances at September 30, 2014	1,451	3,858	$5.45	8.3	$48,614
Vested and expected to vest at September 30, 2014		3,705	$9.36	8.3	$47,398
Vested at September 30, 2014		1,567	$4.92	7.4	$25,341

The weighted-average grant-date estimated fair value of options granted during the three months ended September 30, 2014 and 2013 was $20.50 and $5.68, respectively. During the nine months ended September 30, 2014 and 2013, the weighted-average grant-date estimated fair value of options granted was $20.98 and $5.68 per share, respectively. At September 30, 2014 and December 31, 2013, there were 2,659 and 5,125 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $3.96 to $7.40 per share. At September 30, 2014 and December 31, 2013, the Company recorded $12,000 and $23,000, respectively, as liabilities associated with shares issued with repurchase rights. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of Relypsa’s common stock of $21.09 per share as of September 30, 2014.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development:
Employees	$440	$236	$934	$521
Nonemployee consultants	761	1,033	2,939	1,141
General and administrative:
Employees	1,032	527	2,410	974
Nonemployee consultants	—	—	13	—
Total stock-based compensation expense	$2,233	$1,796	$6,296	$2,636

As of September 30, 2014, the Company had $25.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over an estimated weighted-average period of 3.06 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	91.72% - 92.06%	95.37% - 97.03%	87.24% - 108.9%	94.7% - 97.0%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6.25	5.96 – 6.25	5.5 - 6.25	5.96 - 6.25
Risk-free rate	1.79% –2.00%	1.63 – 1.70	1.79% –2.00%	1.14% -1.70%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	103.76% - 104.85%	91.10%-93.52%	103.76% -122.32%	91.10%-93.5%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6.7 – 8.8	5.45 - 9.06	6.1 – 9.3	5.45-9.06
Risk-free rate	2.03% – 2.34%	1.28%-2.61%	1.96% – 2.59%	1.28%-2.52%

Restricted Stock Units

The Company began granting restricted stock unit awards subject to performance vesting criteria and restricted stock unit awards subject to time vesting criteria to employees starting in 2014 from the 2013 Plan. Restricted stock unit awards subject to performance vesting criteria consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period. Restricted stock unit awards subject to time vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For restricted stock unit awards subject to time vesting criteria, vesting is based on continuous employment or service of the holder. The fair value of restricted stock unit awards is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2014 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	—	$—
Granted	130	27.07
Vested	—	—
Canceled	—	—
Nonvested at June 30, 2014	130	$27.07

As of September 30, 2014, none of the restricted stock units granted by the Company have vested.

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

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. In October 2014, we submitted a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA, for our lead product candidate, Patiromer for Oral Suspension, or Patiromer FOS, for the treatment of hyperkalemia, a serious condition defined as abnormally elevated levels of potassium in the blood.  Patiromer is a non-absorbed, potassium binding polymer. The NDA is supported by eight clinical trials, including a two-part Phase 3 pivotal program that was conducted under a Special Protocol Assessment, or SPA, as well as a Phase 2b trial that evaluated Patiromer FOS in patients for up to one year. Each of these trials met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. The product candidate is administered as a convenient oral suspension powder.

Since commencing operations in October 2007, we have devoted substantially all of our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including Patiromer FOS, and we have devoted substantially all of our financial resources to the clinical development of Patiromer FOS. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through September 30, 2014, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

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

We have never been profitable and, as of September 30, 2014, we had an accumulated deficit of $278.0 million. We incurred net losses of approximately $19.4 million and $25.6 million for the three months ended September 30, 2014 and 2013, respectively and net losses of approximately $52.2 million and $72.1 million for the nine months ended September 30, 2014 and 2013, respectively. We expect to continue to incur net operating losses for at least the next few years, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, Patiromer FOS.

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

Patiromer FOS was developed utilizing our proprietary polymer drug discovery technology, which we acquired pursuant to an Intellectual Property License and Assignment Agreement and an Exchange Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen, Inc., or Amgen. In November 2009, we entered into an Amended and Restated License and Assignment Agreement pursuant to which we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, including Patiromer FOS. In March 2013, we satisfied our sole milestone payment obligation with respect to Patiromer FOS with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. We have global royalty-free commercialization rights to Patiromer FOS, the treatment of which has intellectual property protection in the U.S. until at least 2030. If approved by the FDA, we plan to commercialize Patiromer FOS for hyperkalemia in the U.S. with an approximately 100 person specialty sales force targeting nephrologists and cardiologists.

Utilizing our proprietary polymer drug discovery technology, we have also developed a pre-clinical product candidate, RLY6002, which is currently being evaluated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus. We have not yet initiated a clinical trial for RLY6002. We currently intend to focus substantially all of our resources on the advancement of Patiromer FOS through NDA filing and commercialization.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently use third-party clinical research organizations, or CROs, to carry out our clinical trials and we do not have a sales organization. We expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of Patiromer FOS, as well as in commercialization and marketing related activities as we prepare for a possible commercial launch of Patiromer FOS.

Polymeric-based drugs like Patiromer FOS generally require larger quantities of drug substance as compared to small molecule drugs. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of Patiromer FOS, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs.

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

We expense both internal and external research and development expenses to operations as they are incurred. We are focusing substantially all of our resources and development efforts on the development of Patiromer FOS. We expect to continue to make substantial investments in research and development activities in the near term as we pursue regulatory approval of Patiromer FOS in the United States and prepare for a possible commercial launch of Patiromer FOS, which will require a significant investment in contract manufacturing and inventory build-up related costs. We are unable to predict with any certainty when or if Patiromer FOS will receive regulatory approval in the United States. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, and travel expenses for personnel in our executive, finance, commercial, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax and legal services. We expect that our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of Patiromer FOS and to support our operations as a public company. These increased expenses associated with being a public company will include increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest and other income (expense), net

Interest income consists primarily of interest received or earned on our cash, cash equivalents and investment balances. Other income (expense) primarily includes gains and losses from the re-measurement of our liabilities related to our convertible preferred stock warrants. Upon the closing of the IPO in November 2013, we performed a final re-measurement of the preferred stock warrants issued and recorded the impact of the re-measurement to interest and other income (expense), net. All of the remaining preferred stock warrants that were not exercised in conjunction with the IPO were converted to warrants to purchase common stock as a result of the IPO. These warrants are no longer being re-measured after the closing of the IPO.

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

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2014, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation” in our audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$11,647	$12,158	$(511)	(4)%
General and administrative	7,311	2,685	4,626	172
Total operating expenses	18,958	14,843	4,115	28
Loss from operations	(18,958)	(14,843)	(4,115)	(28)
Interest and other income (expense), net	17	(10,382)	10,399	*
Interest expense	(494)	(410)	(84)	(20)
Net loss	$(19,435)	$(25,635)	$6,200	(24)%

*	Percentage not meaningful

Research and Development.    During the three months ended September 30, 2014, research and development expenses decreased $0.5 million, or 4% as compared to the corresponding period in 2013. The decrease was primarily the result of a decrease of $3.1 million in clinical trial costs due to our Phase 3 and Phase 2 clinical trials, which were ongoing during the three months ended September 30, 2013; both of which were completed during 2013. This decrease was partially offset by increases in personnel costs and employee stock-based compensation of $1.2 million due to an increase in headcount. In addition, there was an increase of $0.9 million in contract manufacturing related expenses due to commercial manufacturing activities and an increase of $0.5 million related to an increase in depreciation expense.

General and Administrative.    During the three months ended September 30, 2014, general and administrative expenses increased $4.6 million, or 172% as compared to the corresponding period in 2013. The increase was primarily due to an increase of $1.7 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support our expanding operations. Furthermore, we incurred an increase of $1.4 million in commercial related service provider expense as we prepare for a potential commercial launch of Patiromer FOS, $0.6 million in professional and consulting fees, and $0.3 million in insurance expenses and board related fees as a result of becoming a public company.

Interest and Other Income (Expense), Net.   During the three months ended September 30, 2014, interest and other income (expense), net changed by $10.4 million as compared to the corresponding period in 2013. The change is primarily due to a $10.4 million charge we incurred during the three months ended September 30, 2013 related to the increased value of outstanding warrants to purchase our Series C-1 preferred stock. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Comparison of Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$33,631	$48,057	$(14,426)	(30)%
General and administrative	17,428	8,208	9,220	112%
Total operating expenses	51,059	56,265	(5,206)	(9)
Loss from operations	(51,059)	(56,265)	5,206	9
Interest and other income (expense), net	80	(14,795)	14,875	*
Interest expense	(1,262)	(1,046)	(216)	(21)
Net loss	$(52,241)	$(72,106)	$19,865	28%

*	Percentage not meaningful

Research and Development.    During the nine months ended September 30, 2014, research and development expenses decreased $14.4 million, or 30% as compared to the corresponding period in 2013. The decrease was primarily the result of a $12.5 million milestone payment we made to Amgen in March 2013 pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for Patiromer FOS. In addition, our clinical trial costs decreased by $8.7 million primarily due to the completion in 2013 of our Phase 3 and Phase 2 clinical trials. This decrease in clinical trial costs were partially offset by the costs associated with our Phase 1 clinical trial that was conducted during 2014, and by increases in regulatory expenses and nonemployee stock-based compensation of $2.8 million. In addition, there was an increase of $2.7 million in personnel costs due to an increase in headcount and an increase of $0.9 million in contract manufacturing related expenses due to our commercial manufacturing activities.

General and Administrative.    During the nine months ended September 30, 2014, general and administrative expenses increased $9.2 million, or 112% as compared to the corresponding period in 2013. The increase was predominantly due to an increase of $4.2 million in personnel costs resulting from an increase in headcount and stock-based compensation to support our expanding operations. Furthermore, we incurred an additional $2.3 million in commercial related service provider expense as we prepare for a potential commercial launch of Patiromer FOS, $1.2 million in professional and consulting fees, and $0.8 million in insurance expenses and board related fees as a result of becoming a public company.

Interest and Other Income (Expense), Net.    During the nine months ended September 30, 2014, interest and other income (expense), net changed by $14.9 million as compared to the corresponding period in 2013. The change is primarily due to a $14.9 million charge we incurred during the nine months ended September 30, 2013 related to the increased value of outstanding warrants to purchase our Series C-1 preferred stock. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Interest Expense.    During the nine months ended September 30, 2014, interest expense increased $0.2 million as compared to the corresponding period in 2013. The increase is due to interest expense associated with our $12.5 million loan drawn in January 2013 under our term loan and its subsequent increase during May 2014 to $15.0 million and our equipment line of credit.

Liquidity and Capital Resources

Since inception through September 30, 2014, our operations have been financed primarily through net proceeds of $364.8 million pursuant to sales of our common stock in public offerings, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit. As of September 30, 2014, we had $143.8 million of cash, cash equivalents and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

On April 16, 2014, we completed a public offering of 4,130,611 shares of common stock at an offering price to the public of $24.50 per share.  We received aggregate net proceeds of $94.6 million, after deducting the underwriting discount and offering related transaction costs.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. From inception through September 30, 2014, we have incurred cumulative net losses of $268.3 million. We expect to incur additional losses for at least the next few years, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, Patiromer FOS. We will need additional funding to support our commercial launch in the United States and as we build our sales capabilities.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(46,810)	$(46,897)
Net cash (used in) provided by investing activities	(106,335)	32,819
Net cash provided by financing activities	97,796	13,571
Net decrease in cash and cash equivalents	$(55,349)	$(507)

Cash Flows from Operating Activities.    Net cash used in operating activities was $46.8 million for the nine months ended September 30, 2014 and consisted primarily of our net loss of $52.2 million less noncash charges such as stock-based compensation expense of $6.3 million and depreciation and amortization of $2.5 million. The significant items in the change in operating assets and liabilities include a $2.1 million decrease in accounts payable, an increase of $2.1 million in other assets and restricted cash, and a decrease of $1.2 million in deferred rent.

Net cash used in operating activities was $46.9 million for the nine months ended September 30, 2013 and consisted primarily of our net loss of $72.1 million, which includes the $12.5 million milestone payment to Amgen in March 2013, less noncash charges including $14.9 million related to the revaluation of warrants to purchase convertible preferred stock and stock-based compensation expense of $2.6 million. The cash used in operating activities was partially offset by a decrease of $3.0 million in other receivables and increases in accrued and other liabilities, accounts payable and deferred rent of $2.4 million, $2.0 million and $0.6 million, respectively.

Cash Flows from Investing Activities.    Net cash used in investing activities was $106.3 million for the nine months ended September 30, 2014 and was primarily due to the purchase of investments of $141.3 million and purchases of fixed assets of $1.4 million. These uses of cash were partially offset by maturities of short-term investments of $36.4 million. Net cash provided by investing activities for the nine months ended September 30, 2013 was $32.8 million and was primarily due to the proceeds from the maturities of short-term investments of $47.5 million. These proceeds were partially offset by purchases of short-term investments of $10.1 million and purchases of fixed assets of $4.5 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the nine months ended September 30, 2014 was $97.8 million and consisted primarily of net proceeds from our secondary offering of $94.6 million and $14.5 million in proceeds from our capital loan. These proceeds were partially offset by payments under our capital loan of $12.5 million. Net cash provided by financing activities for the nine months ended September 30, 2013 was $13.6 million resulting from proceeds under our capital loan and equipment line of credit.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for at least the next few years. We expect our cash expenditures to increase in the near term as we continue development of, seek regulatory approval for, and prepare for a possible commercial launch of Patiromer FOS. In particular, our pre-commercialization activities for Patiromer FOS, including development costs relating to the validation of our commercial manufacturing process and inventory supply, will require a significant investment in contract manufacturing and other commercial launch related costs. As of September 30, 2014, we believe that our existing cash, cash equivalents and investments, plus access to the $20.0 million tranche pursuant to our term loan, will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for Patiromer FOS and the costs of post-marketing studies that could be required by regulatory authorities;

•	the costs of obtaining commercial supplies of Patiromer FOS;

•	our ability to successfully commercialize Patiromer FOS;

•	the manufacturing, selling and marketing costs associated with Patiromer FOS, including the cost and timing of expanding our sales and marketing capabilities;

•	the amount of sales and other revenues from Patiromer FOS, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which will be available to us beginning on the later of (i) U.S. Food and Drug Administration, or FDA, acceptance of our New Drug Application, or NDA, for Patiromer FOS and (ii) July 1, 2015 and ending on the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for Patiromer FOS or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Patiromer FOS or any future product candidate.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$20,039	$3,324	$11,077	$5,638	$—
Operating lease obligations(3)	36,243	2,083	6,275	6,933	20,952
Purchase obligations(4)	256,068	28,007	82,580	95,027	50,454
Total contractual obligations	$312,350	$33,414	$99,932	$107,598	$71,406

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
(4)

The purchase obligations are comprised our non-cancelable purchase commitments under our Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with LANXESS Corporation, under our Manufacturing and Supply Agreement (DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formally DSM Fine Chemicals Austria NFG GMBH & Co. KG, and under our Supply Agreement with Patheon (Patheon Supply Agreement). These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies. Per the terms of the Lanxess Supply Agreement we will be required to purchase an additional $12.3 million of drug substance from Lanxess if Lanxess meets certain requirements as defined by the Lanxess Supply Agreement. The additional $12.3 million payment has been excluded from the table above.

Purchase Commitments

Our material non-cancelable purchase commitments with contract manufacturers or service providers are with Lanxess, DPx Fine Chemicals, and Patheon. Lanxess and DPx Fine Chemicals serve as commercial manufacturers and commercial suppliers of the active pharmaceutical ingredient for Patiromer FOS and provides manufacturing services in relation to Patiromer FOS. Patheon serves as a commercial manufacturer and supplier of the bulk and finished drug product, we refer to as Patiromer FOS. Other than the foregoing purchase commitment, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million will be interest only through April 2015 followed by 38 months equal monthly payments of interest and principal. Upon acceptance of our New Drug Application for Patiromer FOS by the U.S. Food and Drug Administration, the interest only payment period will be extended to December 2015 and we may, at our option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69 The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of September 30, 2014, principal of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of September 30, 2014, principal of $0.7 million was outstanding under the line of credit, and we were in compliance with all required covenants.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 1 of the Notes to Unaudited  Interim Condensed Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of September 30, 2014, we had cash, cash equivalents and investments of $143.8 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in our interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, Patiromer For Oral Suspension, or Patiromer FOS, which is our only product to have reached clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2013, 2012 and 2011 was approximately $73.8 million, $43.7 million and $25.8 million, respectively. Our net loss for the three months ended September 30, 2014 and 2013 was approximately $19.4 million and $25.6 million, respectively, and our net loss for the nine months ended September 30, 2014 and 2013 was approximately $52.2 million and $72.1 million, respectively. As of September 30, 2014, we had an accumulated deficit of $278.0 million. We expect to continue to incur losses for at least the next few years, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and begin to commercialize, Patiromer FOS. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, Patiromer FOS. As of September 30, 2014, we had working capital of $125.0 million and capital resources consisting of cash, cash equivalents and investments of $143.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of Patiromer FOS and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, preparing for commercial launch and sales and marketing. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of Patiromer FOS and any future product candidates. As of September 30, 2014, we believe that our existing cash, cash equivalents and investments, plus access to the $20.0 million tranche pursuant to our term loan, will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for Patiromer FOS and the costs of post-marketing studies that could be required by regulatory authorities;

•	the costs of obtaining commercial supplies of Patiromer FOS;

•	our ability to successfully commercialize Patiromer FOS;

•	the manufacturing, selling and marketing costs associated with Patiromer FOS, including the cost and timing of expanding our sales and marketing capabilities;

•	the amount of sales and other revenues from Patiromer FOS, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which will be available to us beginning on the later of (i) U.S. Food and Drug Administration, or FDA, acceptance of our New Drug Application, or NDA, for Patiromer FOS and (ii) July 1, 2015 and ending on the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for Patiromer FOS or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Patiromer FOS or any future product candidate.

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, Patiromer FOS.

To date, we have invested substantially all of our efforts and financial resources in the research and development of Patiromer FOS, which is currently our lead product candidate and only product candidate to reach clinical trials. Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on FDA approval of Patiromer FOS and its successful development and commercialization. The clinical and commercial success of Patiromer FOS will depend on a number of factors, including the following:

•	the acceptance for filing, and timely review, of our NDA for Patiromer FOS by the FDA;

•	our ability to demonstrate Patiromer FOS’s safety and efficacy to the satisfaction of the FDA;

•	whether we are required by the FDA to conduct additional clinical trials prior to any approval to market Patiromer FOS;

•	the prevalence and severity of adverse side effects of Patiromer FOS;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize Patiromer FOS, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;

•

the ability of our third-party manufacturers to manufacture quantities of Patiromer FOS using commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of Patiromer FOS;

•	achieving and maintaining compliance with all regulatory requirements applicable to Patiromer FOS;

•	acceptance of Patiromer FOS as safe and effective by patients and the medical community;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	our ability to obtain and sustain an adequate level of reimbursement for Patiromer FOS by third-party payors;

•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;

•

the ability of our third-party manufacturers to manufacture supplies of Patiromer FOS or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to enforce our intellectual property rights in and to Patiromer FOS;

•	our ability to avoid third-party patent interference or patent infringement claims; and

•	a continued acceptable safety profile of Patiromer FOS following any approval.

Many of these factors are beyond our control. Accordingly, we cannot be certain that we will ever be able to generate revenue through the sale of Patiromer FOS. If we are not successful in commercializing Patiromer FOS, or are significantly delayed in doing so, our business will be materially harmed.

We may be unable to obtain regulatory approval for Patiromer FOS under applicable regulatory requirements.

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

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our lead product candidate, Patiromer FOS. Based on the results of our eight clinical trials, including our Phase 2b and pivotal Phase 3 clinical trials, we submitted our NDA to the FDA in October 2014 seeking marketing approval for the use of Patiromer FOS for the treatment of hyperkalemia.

However, Patiromer FOS may not receive marketing approval despite having achieved its specified endpoints in clinical trials. Although the design of our pivotal Phase 3 clinical trial was agreed to under a Special Protocol Assessment, or SPA, with the FDA, the FDA and other foreign regulatory authorities have substantial discretion in evaluating the results of this trial and our earlier trials. For example, notwithstanding our view to the contrary, the FDA may determine that the efficacy data and/or safety data from our Phase 2b and pivotal Phase 3 clinical trials do not support approval of our NDA for Patiromer FOS. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical studies and clinical trials. Upon the FDA’s review of the data in our NDA, it may request that we conduct additional analyses and, if it believes that such data are not satisfactory, could advise us that Patiromer FOS is not approvable with the filed data package. In addition, during the FDA’s initial review of our NDA, the FDA could find deficiencies in our submission and refuse our NDA for filing until we resolve the identified deficiencies.

Based on these factors, the FDA may not accept our NDA for filing, may request additional information from us, including data from additional clinical and/or non-clinical trials, and, ultimately, may not grant marketing approval for Patiromer FOS.

The denial or delay of regulatory approval for Patiromer FOS would delay commercialization of Patiromer FOS and adversely impact our ability to generate revenue, our business and our results of operations.

If we are not successful in commercializing Patiromer FOS, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize Patiromer FOS. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market Patiromer FOS in the U.S. until we receive approval of our NDA from the FDA.

The FDA or any applicable foreign regulatory bodies can delay, limit or deny approval to market Patiromer FOS for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that Patiromer FOS is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from nonclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of Patiromer FOS outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional nonclinical or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling and/or the specifications of Patiromer FOS;

•

the FDA’s or the applicable foreign regulatory agency’s failure to approve our processes/systems at our corporate facility, or the manufacturing processes or third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Even if we receive approval of our NDA or foreign marketing authorization for Patiromer FOS, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve Patiromer FOS for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of Patiromer FOS. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of Patiromer FOS and would materially adversely impact our business and prospects.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical studies for Patiromer FOS do not ensure that future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. As part of our NDA for Patiromer FOS, we requested a partial waiver and deferral for submission of pediatric data until after approval of Patiromer FOS for use in adults.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we have historically done, presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects do not represent the safety and efficacy of Patiromer FOS when administered in US patients and are thus not supportive of our NDA approval in the US.

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

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize Patiromer FOS or any future product candidates.

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

We rely completely on third-party suppliers to manufacture our clinical drug supply of Patiromer FOS, and we intend to rely on third parties to produce commercial supply of Patiromer FOS and nonclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of Patiromer FOS and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that will be conducted now that we have submitted our NDA or after we submit relevant foreign regulatory applications, approve our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product for Patiromer FOS, or any future product candidates.

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

We and our third-party suppliers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize Patiromer FOS. For example, we have analyzed the impurities identified in the most recently manufactured registration batches of Patiromer FOS and we believe the levels of impurities, including the levels of genotoxic and special toxicological concern impurities, are below the suggested guidance recommendations; however, toxicological assessments might change based on our future findings. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

Our current drug substance is acquired from only two suppliers and our finished drug product is acquired from a single-source supplier. The loss of these suppliers, or their failure to supply us with the drug substance or the finished drug product, would materially and adversely affect our business.

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, for the manufacture and supply of drug substance. However, we do not currently have additional suppliers of drug substance under contract, and we have submitted only Lanxess as a drug substance supplier with our NDA for Patiromer FOS. We currently operate under a multi-year Supply Agreement with Patheon Inc., or Patheon, for the manufacture and supply of finished drug product. However, we do not have an alternative supplier of finished drug product under contract, and we have submitted only Patheon as a finished drug product supplier with our NDA for Patiromer FOS. Although we have entered into long-term commercial supply agreements with Lanxess, DPx Fine Chemicals and Patheon, we may be unable do so with alternative suppliers and manufacturers or do so on commercially reasonable terms, which would have a material adverse impact upon our business.

In addition, we currently rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce Patiromer FOS, including all of the starting/raw materials and excipient, such as methyl-2-fluoro-acrylate monomer, or MFA. We do not have direct control over the acquisition of those materials by our contract manufacturers. Moreover, outside of our drug substance suppliers, we currently do not have any agreements for the commercial production of those materials.

We are dependent on the approval of additional drug substance and drug product suppliers to ensure sufficient supply to meet our anticipated market demand and to reduce the manufacturing cost of Patiromer FOS. Our inability to obtain approval for additional suppliers and/or the inability of our suppliers to achieve larger scale production, would materially and adversely affect our business.

Polymeric-based drugs like Patiromer FOS generally require large quantities of drug substance, as compared to small molecule drugs. Thus, we will require larger scale and/or multiple suppliers of drug substance and drug product in order to produce sufficient quantities of Patiromer FOS to meet our anticipated market demand. Our current suppliers of drug substance, Lanxess and DPx Fine Chemicals, do not currently have the capacity to manufacture Patiromer FOS in the quantities that we believe will be sufficient to meet anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of Patiromer FOS, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs. If we are unable to reduce the manufacturing cost of Patiromer FOS, our operating results will suffer and our ability to achieve profitability will be significantly jeopardized.

Because we submitted our NDA with single source suppliers for drug substance and drug product, we will need to obtain approval from the FDA for these additional suppliers, including approval for the testing necessary to prove equivalence of drug substance and product produced by the additional suppliers. Further, we are dependent on our drug substance and product suppliers to be able to fully scale up the production of Patiromer FOS as well as validate certain process improvements in order to reach the quantities we anticipate needing.

We are also dependent upon the appropriate sourcing of starting/raw material, including large quantities, measured in metric tons, of MFA. While we believe there are multiple alternative suppliers of MFA, we will need our drug substance suppliers to qualify these alternate MFA suppliers to prevent a possible disruption of the manufacture of the starting materials necessary to produce Patiromer FOS. If our drug substance manufacturer is unable to source, or we are unable to purchase, MFA on acceptable terms, of sufficient quality, and in adequate quantities, if at all, the ability of Patiromer FOS to reach its market potential, or any future product candidates to be launched would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of Patiromer FOS or any future product candidates.

If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing Patiromer FOS until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture Patiromer FOS on a timely basis.

If we fail to establish an effective distribution process utilizing cold chain logistics for Patiromer FOS, our business may be adversely affected.

We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We intend to contract with a third-party logistics company to warehouse these products and distribute them, and we will require that Patiromer FOS be maintained at a controlled temperature for some of the distribution chain. This distribution network will require significant coordination with our sales and marketing and finance teams. Failure to secure contracts with a logistics company could negatively impact the distribution of Patiromer FOS, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of Patiromer FOS will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of cold chain logistics for Patiromer FOS involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Patiromer FOS, or any complaints regarding it;

•	not effectively sell or support Patiromer FOS with sufficient cold storage;

•	reduce or discontinue their efforts to sell or support Patiromer FOS;

•	not devote the resources necessary to sell Patiromer FOS in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Patiromer FOS has a limited room temperature shelf life, and if we do not effectively maintain our cold chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

Even if Patiromer FOS or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if we obtain FDA or other regulatory approvals, Patiromer FOS or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Patiromer FOS may not gain market acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Market acceptance of Patiromer FOS or any future product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety profile of the product;

•	the clinical indications for which the product is approved;

•

advantages over existing therapies, such as, in the case of Patiromer FOS, sodium polystyrene sulfonate (e.g., Kayexalate® ) and competitive products that may receive regulatory approval in the future;

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

Patiromer FOS, if approved, may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of Patiromer FOS for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, ZS Pharma, Inc., or ZS Pharma, is developing a zirconium silicate particle to treat hyperkalemia referred to as ZS-9, which recently completed a pivotal Phase 3 clinical trial. ZS Pharma has announced that it intends to submit a NDA for ZS-9 to the FDA in the first half of 2015. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Patiromer FOS is a worthwhile treatment and is a superior alternative to existing or new therapies for hyperkalemia.

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

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell Patiromer FOS, if approved, or any future product candidates or generate product revenue.

We currently do not have a sales organization. In order to commercialize Patiromer FOS in the U.S., we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If Patiromer FOS receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Further, given our lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial estimate of 100 specialty sales representatives may be materially less than the actual number of sales representatives required to effectively commercialize Patiromer FOS. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of Patiromer FOS. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Patiromer FOS. If we are not successful in commercializing Patiromer FOS or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payors, sales would be adversely affected.

We expect patients who have hyperkalemia to need treatment throughout their lifetimes but anticipate that most patients will not be capable of paying for this treatment themselves. There will be no commercially viable market for Patiromer FOS without reimbursement from third-party payors. Additionally, even if there is a commercially viable market, if the level of reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Obtaining hospital formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell Patiromer FOS or any future products into our target markets. Even if we do obtain formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the U.S. health care industry is toward cost containment. Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products and services, and many third-party payors limit coverage of, or reimbursement for, newly approved health care products.

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

Our clinical drug development program may not uncover all possible adverse events that patients who take Patiromer FOS may experience. The number of subjects exposed to Patiromer FOS treatment and the average exposure time in the clinical development program may be inadequate to detect rare adverse events, or chance findings, that may only be detected after Patiromer FOS is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of Patiromer FOS may not be uncovered after a significantly larger number of patients are exposed to the drug. Further, we have not designed our clinical trials to determine the effect and safety consequences on total body potassium levels of lowering serum potassium over a multi-year period or to measure the safety of immediate reductions in serum potassium.

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, patients treated with Patiromer FOS, if approved, may experience adverse reactions. For example, we have seen some reductions in blood pressure in some of our clinical trials, which can lead to hypotension, and some reductions in serum magnesium in some patients in our clinical trials, which can lead to weakness, muscle cramps, cardiac arrhythmia, increased irritability of the nervous system with tremors and jerking, confusion or seizures.

Although we have not seen any evidence of these reductions causing a safety concern in our clinical programs, it is possible that the FDA may ask for additional data regarding such matters. Further, a degradant of Patiromer FOS is calcium fluoride, which may lead to increased levels of fluoride in patients who take Patiromer FOS. Although none of the symptoms associated with acute fluoride toxicity have been reported in Patiromer FOS clinical studies, patients may experience this side effect. If safety problems occur or are identified after Patiromer FOS reaches the market, the FDA may require that we amend the labeling of Patiromer FOS, recall Patiromer FOS, or even withdraw approval for Patiromer FOS.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Patiromer FOS or any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Patiromer FOS or any future product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize Patiromer FOS or any future product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Patiromer FOS or any future products we develop. We currently carry product liability insurance covering use in our clinical trials in the amount of $5.0 million for each occurrence and $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing Patiromer FOS, we intend to expand our insurance coverage to include the sale of Patiromer FOS. However, we may be unable to obtain this liability insurance on commercially reasonable terms.

We will need to significantly increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2014, we had 99 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, regulatory filings, manufacturing and supply activities, marketing and commercialization activities, and clinical trials, and commercialize Patiromer FOS or any future product candidates. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	expand our general and administrative and sales and marketing organizations;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

If we fail to attract and keep senior management, we may be unable to successfully develop Patiromer FOS or any future product candidates, conduct our clinical trials and commercialize Patiromer FOS or any future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Patiromer FOS or any future product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

We incur significant costs as a result of operating as a new public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a new public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

We have only evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act. To date, we have not conducted any other review of our internal control for the purpose of providing the reports required by Section 404 and the related SEC rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of Patiromer FOS, a key element of our strategy is to discover, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and/or by selectively pursuing commercially synergistic in-licensing or acquisition of additional compounds. All of our other potential product candidates remain in the discovery stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing Patiromer FOS.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize Patiromer FOS and potential future product candidates.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Patiromer FOS and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the U.S. and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

If we seek and obtain approval to commercialize Patiromer FOS outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

If Patiromer FOS is approved for commercialization outside the U.S., we may enter into agreements with third parties to market Patiromer FOS outside the U.S. We expect that we will be subject to additional risks related to entering into these international business relationships, including:

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for the commercialization of Patiromer FOS or any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market Patiromer FOS or any future product candidate in the U.S. until we receive approval of an NDA from the FDA. Although we have submitted our NDA, we have not obtained marketing approval for Patiromer FOS anywhere in the world. Obtaining regulatory approval to commercialize a product candidate can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for Patiromer FOS either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the U.S. Further, there have been subject deaths in our clinical programs. While the incidence of subject deaths are not unexpected in view of the morbidity and mortality for the patient populations in our trials and have been determined by the study investigators and by us as unrelated to Patiromer FOS, the FDA may require us to perform additional studies or otherwise delay regulatory approval of Patiromer FOS. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;

•	the FDA may not find the data from nonclinical studies and clinical trials sufficient;

•	the FDA might not approve our third party manufacturers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If Patiromer FOS or any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations will be materially and adversely harmed. Additionally, if the FDA requires that we conduct additional clinical studies, places limitations on Patiromer FOS in our label, delays approval to market Patiromer FOS or limits the use of Patiromer FOS, our business and results of operations may be harmed.

Although we have entered into an SPA agreement with the FDA relating to our pivotal Phase 3 trial of Patiromer FOS, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of Patiromer FOS.

The protocol for our pivotal Phase 3 trial of Patiromer FOS was reviewed and agreed upon by the FDA under an SPA, which allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on an SPA is not a guarantee of approval, and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both parties, the SPA may be changed. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and any resulting trial data in determining whether a drug is safe and effective and whether it will be approved. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval, or whether Patiromer FOS will receive any regulatory approvals.

Even if we receive regulatory approval for Patiromer FOS or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Even if a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. If Patiromer FOS is approved it will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Patiromer FOS. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of Patiromer FOS our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Currently we are seeking regulatory approval to market Patiromer FOS solely for the treatment of hyperkalemia and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing Patiromer FOS for any other indication.

We are seeking approval to market Patiromer FOS for the treatment of hyperkalemia. We do not have plans to seek approval of Patiromer FOS for any other indication at this time. Even if we obtain regulatory approval to market Patiromer FOS with an indication statement for the treatment of hyperkalemia, we will likely be prohibited from marketing Patiromer FOS using any promotional claims relating to maintaining more patients on, or enabling the increased or optimized usage of, RAAS inhibitors. The exploratory endpoints analyzing the modification of RAAS inhibitor medication due to recurrent hyperkalemia in the pivotal Phase 3 trial will not be sufficient to support FDA approval of a RAAS inhibitor enabling indication. The FDA strictly regulates the promotional claims that may be made about prescription products. While Patiromer FOS has been studied in the setting of hyperkalemia associated with the use of RAAS inhibitors, Patiromer FOS may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations related to the promotion of Patiromer FOS before it is approved or for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products before approval or for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. We may not promote Patiromer FOS before we receive marketing approval from the FDA. Even if we receive marketing approval for Patiromer FOS, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Patiromer FOS for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products before approval or for unapproved uses. Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products before approval or for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

If approved, Patiromer FOS or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

Some participants in our clinical studies have reported adverse effects after being treated with Patiromer FOS. If we are successful in commercializing Patiromer FOS or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe.

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

Before they can begin commercial manufacture of Patiromer FOS, contract manufacturers must obtain regulatory approval of their manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost-effective manner.

If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, Patiromer FOS may not be approved, or we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

We are currently only seeking regulatory approval to market Patiromer FOS in the U.S., and if we want to expand the geographies in which we may market Patiromer FOS, we will need to obtain additional regulatory approvals.

We are seeking regulatory approval for Patiromer FOS in the U.S. for the treatment of hyperkalemia. In the future, we may attempt to develop and seek regulatory approval to promote and commercialize Patiromer FOS outside of the U.S. In order to obtain such approvals, we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to establish the commercial infrastructure or pursue a collaboration arrangement that would be necessary to promote and commercialize Patiromer FOS outside of the U.S. If we do not obtain regulatory approvals for Patiromer FOS in foreign jurisdictions, our ability to expand our business outside the U.S. will be severely limited.

Our failure to obtain regulatory approvals in foreign jurisdictions for Patiromer FOS would prevent us from marketing our products internationally.

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

Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of Patiromer FOS or any future product candidates and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of Patiromer FOS or any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of Patiromer FOS or any future product candidates.

There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot be certain that Patiromer FOS or any future product candidates will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing Patiromer FOS or future product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, Patiromer FOS has a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of Patiromer FOS.

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

If our intellectual property related to Patiromer FOS or any future product candidates is not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Patiromer FOS and our development programs. Any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to Patiromer FOS but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to Patiromer FOS or any future product candidates is successfully challenged, then our ability to commercialize Patiromer FOS or any future product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market Patiromer FOS or any future product candidates under patent protection would be reduced.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering Patiromer FOS or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to Patiromer FOS, we would lose at least part, and perhaps all, of the patent protection on Patiromer FOS. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.

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

We are a party to an IP License and Assignment Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen Inc., pursuant to which we license key intellectual property relating to our drug discovery and development technology. Although our obligations under the license are limited, the license agreement does impose certain diligence, notice and other obligations not currently applicable to us. If we fail to comply with these obligations, Ilypsa (Amgen) may have the right to terminate the license, other than in respect of Patiromer FOS.

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

We have not yet registered trademarks for a commercial trade name for Patiromer FOS in the U.S. or elsewhere and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for Patiromer FOS in the U.S. or elsewhere. Our trademarks have been approved for registration in the U.S., but our trademark applications may be rejected during trademark registration proceedings outside the U.S. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market Patiromer FOS or any future products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•

announcements of regulatory approval or a complete response letter to Patiromer FOS, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to Patiromer FOS;

•	future capital raising transactions;

•	any adverse changes to our relationship with any manufacturers or suppliers;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and

•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market as a result of the lapse of the lock-up agreements in connection with our IPO and our underwritten public offering in April 2014, and after the lapse of other legal restrictions on resale, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2014, we have outstanding a total of approximately 34.2 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO and our public offering in April 2014 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

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

In addition, as of September 30, 2014, approximately 5.8 million shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55.9% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

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

Each of our executive officers and certain other employees are parties to severance arrangements in their employment agreements that contain change in control and severance provisions providing for aggregate cash payments of up to approximately $5.0 million for severance and other benefits as of September 30, 2014, and acceleration of vesting of stock options and restricted stock units with a value of approximately $16.7 million (based on the last reported sale price of our common stock on September 30, 2014) in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the venture debt financing pursuant to the Loan and Security Agreement, dated as of January 31, 2013, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa Inc., among others.	S-1	9/27/2013	4.7

4.5	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1†	Supply Agreement, effective as of August 15, 2014, by and between Patheon, Inc. and Relypsa, Inc.				X

10.2	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.				X

10.3	Consent and Second Amendment to Loan and Security Agreement, dated as of October 24, 2014, by and between Silicon Valley Bank and Relypsa, Inc.				X

10.4	Letter amendment to Amended and Restated Intellectual Property License and Assignment Agreement, dated as of October 31, 2014, by and between Amgen, Inc. and Relypsa, Inc.				X

10.5#	First Amendment to Offer Letter Agreement, effective as of August 8, 2014, by and between Relypsa, Inc. and John A. Orwin.	10-Q	8/11/14	10.8

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.

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

Relypsa, Inc.

November 10, 2014	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)