Form 10-Q/A
period 2014-09-30
Relypsa Inc
filed 2015-03-03
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36184

Relypsa, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0893742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cardinal Way, Redwood City, California 94063

(Address of principal executive offices, including zip code)

(650) 421-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 1, 2014, the registrant had 34,210,300 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Relypsa, Inc. for the period ended September 30, 2014 filed on November 10, 2014 (the “Form 10-Q”) for the sole purpose of refiling Exhibit 10.1 (certain portions of which are omitted pursuant to a confidential treatment request filed with the SEC) and in connection therewith, to amend Part II, Item 6 of the 10-Q and the Exhibit Index to the 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	10/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the venture debt financing pursuant to the Loan and Security Agreement, dated as of January 31, 2013, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa Inc., among others.	S-1	9/27/2013	4.7

4.5	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1†	Supply Agreement, effective as of August 15, 2014, by and between Patheon, Inc. and Relypsa, Inc.				X

10.2	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	10-Q	11/10/2014	10.2

10.3	Consent and Second Amendment to Loan and Security Agreement, dated as of October 24, 2014, by and between Silicon Valley Bank and Relypsa, Inc.	10-Q	11/10/2014	10.3

10.4	Letter amendment to Amended and Restated Intellectual Property License and Assignment Agreement, dated as of October 31, 2014, by and between Amgen, Inc. and Relypsa, Inc.	10-Q	11/10/2014	10.4

10.5#	First Amendment to Offer Letter Agreement, effective as of August 8, 2014, by and between Relypsa, Inc. and John A. Orwin.	10-Q	8/11/14	10.8

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	10-Q	11/10/2014	32.1

101.INS	XBRL Instance Document.	10-Q	11/10/2014	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	11/10/2014	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	11/10/2014	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	11/10/2014	101.DEF

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-Q	11/10/2014	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	11/10/2014	101.PRE

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2015		Relypsa, Inc.

	By:	/s/ Kristine M. Ball
Kristine M. Ball
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)