Form 10-K
period 2014-12-31
Relypsa Inc
filed 2015-03-12
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36184

RELYPSA, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0893742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Cardinal Way

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant's most recently completed second quarter) was $464,242,623.

As of March 3, 2015, the registrant had 41,306,955 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after close of the registrant’s fiscal year ended December 31, 2014.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	our expectations regarding the timing of review and approval of our New Drug Application for Patiromer for Oral Suspension, or Patiromer FOS, by the United States Food and Drug Administration, or FDA;
•	the potential market opportunities for commercializing Patiromer FOS;
•	our expectations regarding the potential market size and the size of the patient populations for Patiromer FOS, if approved for commercial use;
•	our expectations regarding the timing of submitting a Marketing Authorization Application with the European Medicines Agency;
•	the FDA’s indication that it does not currently plan to convene an Advisory Committee for advice regarding our NDA;
•	estimates of our expenses, future revenue, capital requirements, sufficiency of capital resources and our needs for additional financing;
•	our expectations regarding the number of physicians and hospitals we plan to target;
•	lock
•	the likelihood of regulatory approvals for Patiromer FOS;
•	our expectations that sodium polystyrene sulfonate’s, or SPS’s, use as a daily treatment option over the long-term is limited;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials and nonclinical testing;
•	the implementation of our business model, strategic plans for our business and technology;
•	our expectations regarding our future costs of goods;
•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
•	our belief that a once-a-day study may not be required for the purpose of including once-a-day dosing in the prescribing instructions for Patiromer FOS;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering Patiromer FOS and our drug discovery platform technology;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

Item 1.	Business.

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. Our lead product candidate, Patiromer for Oral Suspension, or Patiromer FOS, is for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. Our New Drug Application, or NDA, for Patiromer FOS was accepted for filing by the U.S. Food and Drug Administration, or FDA, in December 2014.  The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date of October 21, 2015 for completion of review of our NDA. The FDA has indicated it does not currently plan to convene an Advisory Committee for advice regarding our NDA.

Our NDA is supported by a clinical development program consisting of eight clinical trials: three Phase 1 trials, four Phase 2 trials and one two-part Phase 3 trial conducted under a Special Protocol Assessment, or SPA. In our clinical program, we observed that daily administration of Patiromer FOS lowered, and maintained control of, serum potassium levels into the normal range in subjects with hyperkalemia and was well tolerated.

Hyperkalemia, which can present chronically or acutely, can lead to severe medical complications, including life-threatening cardiac arrhythmias and sudden death. Hyperkalemia is typically defined as a level of serum potassium, or potassium in the blood, greater than 5.0 milliequivalents per liter (mEq/L). Patients with serum potassium levels greater than or equal to 5.5 mEq/L, which we define as moderate-to-severe hyperkalemia, were found in an independent study to have a 10-fold increase in their mortality rate within 24 hours. Hyperkalemia occurs most frequently in patients with chronic kidney disease, or CKD, where the ability of the patient’s kidney to excrete potassium has been compromised. Treatment guidelines recommend the use of renin-angiotensin-aldosterone system, or RAAS, inhibitors, to preserve kidney function and delay the progression of renal failure to end stage renal disease, or ESRD; however, RAAS inhibitors have the well-recognized side effect of causing or worsening hyperkalemia, thereby limiting their use. In addition to CKD patients, hyperkalemia is also commonly observed in heart failure, or HF, patients, for whom RAAS inhibitors are indicated as a first-line treatment for hypertension and have demonstrated a decrease in all-cause mortality in the HF patient population.

In the U.S., the current treatment options for the chronic management of hyperkalemia are limited. These options include dietary potassium restriction, potassium-wasting diuretics or sodium polystyrene sulfonate, or SPS. SPS was first marketed in 1958 (e.g., Kayexalate®) and is currently the only drug on the market in the U.S. that is indicated for the treatment of hyperkalemia; however, it has a poor tolerability profile. SPS’ product labeling includes warnings of serious and potentially fatal gastrointestinal, or GI, side effects, and therefore we believe that its use as a long-term daily treatment option is limited.

We believe Patiromer FOS is well positioned to address the medical need for the treatment of hyperkalemia, including both chronic and acute treatments. Daily administration of Patiromer FOS was observed by us in our clinical program to lower, and maintain control of, serum potassium levels while maintaining an acceptable safety and tolerability profile. Our completed two-part pivotal Phase 3 trial was conducted under an SPA with the FDA, and met the primary and secondary endpoints for both parts of this trial, with the results being both statistically significant and clinically meaningful. In addition, we observed from our clinical trial program that Patiromer FOS was well tolerated across the trial populations, which included healthy volunteers, hemodialysis subjects, HF subjects and CKD subjects. Across all of our trials, no drug-related serious adverse events were reported, and the most commonly reported adverse events were mild-to-moderate GI symptoms. In our completed Phase 3 and Phase 2b trials, we observed that Patiromer FOS, when administered in non-dialysis CKD subjects on RAAS inhibitors:

•	provided statistically significant and clinically meaningful reductions in serum potassium levels, meeting the primary efficacy endpoints in each trial;
•	reduced serum potassium levels into the normal range in the substantial majority of subjects;
•	significantly reduced the recurrence of hyperkalemia in subjects after serum potassium levels were controlled compared to subjects taking placebo; and
•	rapidly and consistently lowered average serum potassium and sustained such reductions for up to 1 year, demonstrating the ability of Patiromer FOS to control serum potassium over the long term.

Patiromer FOS for the treatment of hyperkalemia is a high capacity potassium binding polymer with a well-established mode of action. It is administered to patients as a powder that is suspended in a small amount of water for ingestion. The active ingredient is a cross-linked polymeric bead with a calcium containing counterion. This bead is not absorbed systemically, so it remains in the GI tract and binds potassium.

If approved by the FDA, we plan to commercialize Patiromer FOS for the treatment of hyperkalemia in the U.S. with a specialty sales force targeting primarily nephrologists, cardiologists and hospitals. We also plan to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Patiromer FOS in late 2015 or early 2016.

We have global royalty-free commercialization rights to Patiromer FOS, which has intellectual property protection in the U.S. until at least 2030.

Our Strategy

Our strategy is to develop and commercialize a product portfolio of novel therapeutics to treat disorders in the areas of renal, cardiovascular and metabolic diseases. The key elements of our strategy are to:

•

Obtain FDA approval to market our lead product candidate, Patiromer FOS, for the treatment of hyperkalemia. Our NDA for Patiromer FOS was accepted for filing by the FDA in December 2014, and the FDA has assigned a PDUFA action date of October 21, 2015 for completion of review of our NDA.

•

Commercialize Patiromer FOS in the U.S.  If approved, we plan to commercialize Patiromer FOS with a U.S.-based speciality sales force focused on approximately 7,500 physician targets, primarily nephrologists and cardiologists, and approximately 700 hospitals, that  treat our patient populations of interest. Many of these patients have hyperkalemia due to their compromised kidney function and/or use of RAAS inhibitors, or have a history of multiple episodes of hyperkalemia. We believe that Patiromer FOS will be a useful chronic therapy for these patients to treat their hyperkalemia, whether due to underlying CKD or the use of RAAS inhibitors.

•

Advance Patiromer FOS. We plan to advance Patiromer FOS outside of the U.S., which may include partnering with a third party, and through effective lifecycle management activities, such as raising hyperkalemia awareness, improving patient adherence and conducting additional clinical studies.

•

Leverage our commercial and research infrastructure to create a pipeline over time. We are building a pipeline of products using our proprietary drug discovery technology or by selectively pursuing the in-licensing or acquisition of additional compounds that would be commercially synergistic with Patiromer FOS.

Background of Potassium Regulation and Hyperkalemia

Potassium Regulation

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

Introduction to Hyperkalemia

Hyperkalemia is defined as a serum potassium level greater than 5.0 mEq/L, and we define moderate-to severe hyperkalemia as a serum potassium level greater than or equal to 5.5 mEq/L. Based on our research, approximately 80% of physicians surveyed indicated that they are most likely to intervene with some form of treatment for hyperkalemia by the time serum potassium levels reach 5.5 mEq/L. Given the processes that maintain potassium balance, hyperkalemia can result from either shifts in the balance of potassium in the extracellular and intracellular fluid compartments or from decreased excretion by the kidneys. This in turn can cause muscle weakness, paralysis and life-threatening effects on cardiac conduction, along with arrhythmias, such as ventricular fibrillation, and sudden death. Because hyperkalemia can precipitate life-threatening arrhythmias, the treatment of elevated serum potassium levels represents a clinically important goal. In fact, in an independent 2009 retrospective analysis of veteran records by Einhorn et al., patients with moderate-to-severe hyperkalemia were found to have a 10-fold increase in their mortality rate within 24 hours.

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

Importance of Treatment of CKD and HF patients with RAAS Inhibitors

RAAS inhibitor therapy is a particularly important treatment option in patients with CKD and HF. RAAS inhibitors are a first line treatment for hypertension and to delay CKD progression under widely accepted treatment guidelines such as the National Kidney Foundation’s Kidney Disease Outcomes Quality Initiative, or KDOQI, and the American College of Cardiology and the American Heart Association, or ACC/AHA, and are recommended in the majority of patients with CKD and/or HF. RAAS inhibitors have been shown through outcomes studies to preserve kidney function and delay the time to ESRD in CKD patients and decrease all-cause mortality in HF patients. In particular, a study published in a 2001 article in the New England Journal of Medicine of type 2 diabetic patients administered the RAAS inhibitor losartan showed a 28% reduction in progression to ESRD, after an average follow up of 3.4 years, corresponding to a delay to ESRD of approximately 2 years. However, the adoption of these treatments has been limited in many cases by hyperkalemia.

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

During our market research, physicians have indicated that they are caught in the dilemma of choosing to treat their HF and CKD patients with RAAS inhibitors, thereby running the risk of causing a life-threatening hyperkalemic state or avoiding these drugs and depriving patients of the morbidity and mortality benefits RAAS inhibitors confer. To manage this dilemma, both HF and CKD guidelines developed by expert clinicians, as well as the drug labels, advise dose reduction or discontinuation of the RAAS inhibitors if a patient develops hyperkalemia. These dose modifications may limit the use of these important medications and could potentially reduce the number of patients who can benefit from them. In many cases, just the risk that hyperkalemia might develop prevents physicians from prescribing RAAS inhibitors for patients that could likely benefit from their use.

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

Inspra® Label: Serum potassium should be measured before initiating Inspra therapy, within the first week, and at one month after the start of treatment or dose adjustment. Serum potassium should be assessed periodically thereafter. Decrease Inspira dosage  if serum potassium is 5.5 to 5.9 mEq/L. Withhold Inspira treatment if serum potassium is greater than or equal to 6.0 mEq/L.

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

(1)	As of February 2015.
(2)	Examples of potassium-sparing diuretics include spironolactone and eplerenone.

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

Our Product Candidate: Patiromer FOS

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

We are developing Patiromer FOS to be administered orally twice a day at daily doses ranging from 8.4 grams to 50.4 grams, with the starting doses for the Phase 3 program at 8.4 grams/day for patients with a serum potassium level at baseline in the range of 5.1 to 5.5 mEq/L and 16.8 grams/day for patients with a serum potassium level at baseline above 5.5 mEq/L. In addition, based on recent feedback from the FDA, we believe that a QD study may not be required for the purpose of including QD dosing in the prescribing instructions for Patiromer FOS.  We will seek to clarify our belief with the FDA and may decide to conduct clinical studies utilizing a QD dosing regimen even in the event the FDA confirms that it is not required for the product label.  The FDA could change its position and require further studies to support inclusion of QD dosing in the product label for Patiromer FOS.

We have designed Patiromer FOS to efficiently bind and remove potassium secreted into the colonic lumen to reduce serum potassium levels, thereby treating hyperkalemia. Patiromer is insoluble in typical solvents and passes through the GI tract without degradation. Based on in vitro studies, Patiromer FOS has approximately twice the total potassium binding capacity of SPS. Unlike SPS, the exchange cation for Patiromer FOS is not sodium, thereby removing risks related to fluid retention or hypertension caused by sodium. Moreover, Patiromer FOS does not require co-administration with a laxative, which may lead to better GI tolerability compared to SPS. The following graphic illustrates the binding and removal of potassium by Patiromer FOS:

Patiromer FOS is substantially in a spherical bead form, having an average diameter of about 100 micrometers, which is too large to be absorbed into the body. As a bead, Patiromer FOS has good bulk flow properties, with a lower viscosity and higher yield stress than polymeric drugs that are made as a bulk to be ground into a powder, such as SPS. We believe the flow properties of Patiromer FOS lead to fewer GI tract adverse events.

We believe Patiromer FOS is well-positioned to address unmet medical needs and achieve commercial success:

1)

Patiromer FOS, if approved, will allow rapid onset of serum potassium-lowering action and provide predictable and sustained potassium control, enabling use in acute and chronic treatment settings. Patiromer FOS was observed to have an onset of serum potassium-lowering action within hours and to sustain serum potassium control in patients for up to 12 months. In Part A of our two-part pivotal Phase 3 trial and in the treatment initiation phase of our Phase 2b trial, our key observations were that Patiromer FOS, when administered in predialysis CKD subjects on RAAS inhibitors, provided statistically significant and clinically meaningful reductions in serum potassium levels (p<0.001 in both trials), meeting the primary efficacy endpoints in each trial. Data from both our Phase 2b trial and Part A of our pivotal Phase 3 trial showed that 86-90% and 76% of subjects had their serum potassium in the normal range at Week 52 and Week 4, respectively. In addition, statistically significant data from Part B of our Phase 3 trial showed that when Patiromer FOS was withdrawn after having controlled serum potassium in Part A, significantly more placebo subjects than Patiromer FOS subjects developed recurrent hyperkalemia. These positive results from the second part of the Phase 3 trial support the need for long term chronic treatment in patients where the underlying cause of hyperkalemia, such as CKD, is persistent and progressive. The efficacy, safety and tolerability data from the 1-year Phase 2b trial demonstrate that, if approved, Patiromer FOS may be a suitable long-term chronic option to treat and maintain control of hyperkalemia.

2)

Patiromer FOS, if approved, would be the first drug approved for the treatment of hyperkalemia with a tolerability profile that enables chronic daily administration over the long term. Patiromer FOS was observed to have an acceptable safety profile and was well tolerated over the 52 week-treatment period. Across the clinical trials, the most commonly reported adverse event was constipation (7%), which was mostly mild (5%) to moderate (2%) with no severe events and a very low discontinuation rate. No serious adverse events were assessed as related to Patiromer FOS. In contrast, the product labels of existing potassium-binding treatment options, such as SPS, include warnings of severe GI side effects which can be fatal and include GI necrosis, bleeding and perforation. In addition to the GI side effects warning, the product labels of SPS also state that caution should be exercised when SPS is administered to patients who cannot tolerate even a small increase in sodium loads (i.e., patients with severe congestive heart failure, severe hypertension or marked edema). Because Patiromer FOS does not use sodium as a counterion, the risk of introducing a sodium load and the resulting fluid retention and edema should not occur. Additionally, the positive Phase 3 results are supported by results from the 52-week Phase 2b trial, which also demonstrated statistically significant and clinically meaningful reductions in serum potassium at 4 weeks, with 86-90% of subjects having their serum potassium in the normal range at week 52, demonstrating the ability of Patiromer FOS to control serum potassium over the long term.

3)

Patiromer FOS was studied in subjects with clinically relevant hyperkalemia. All subjects in the treatment trials for Patiromer FOS had CKD and were receiving RAAS inhibitor therapy, which is known to raise serum potassium levels.  In addition, a large proportion of subjects had heart failure, diabetes, hypertension or existing cardiovascular disease, 60% were elderly and 45% had a baseline serum potassium greater than or equal to 5.5mEq/L.

Commercial Opportunity for Patiromer FOS

We believe a significant commercial opportunity exists for Patiromer FOS. We estimate that there are approximately 3 million patients with CKD stage 3 or 4 and/or heart failure with hyperkalemia in the U.S. We plan to initially market Patiromer FOS in the U.S. to approximately 7,500 physician targets and 700 hospitals that treat patients in one or more of the following categories:

•

Patients with existing moderate-to-severe hyperkalemia. Many CKD and HF patients with moderate-to-severe hyperkalemia are being treated with RAAS inhibitors due to their benefits for such patients. Based on our market research, approximately 80% of physicians surveyed indicated that they are likely to intervene with some form of treatment for hyperkalemia by the time a patient’s serum potassium level reaches 5.5 mEq/L. Accordingly, we view these patients as a readily identifiable initial patient population who could be prescribed Patiromer FOS, if approved.

•

Patients with existing mild hyperkalemia. While physicians surveyed indicated that they are most likely to intervene with a treatment for hyperkalemia when a patient has a serum potassium level of greater than or equal to 5.5 mEq/L, approximately 40% of these physicians indicated that they would likely intervene with a treatment for hyperkalemia at a serum potassium level of between 5.0 to 5.5 mEq/L, which we define as mild hyperkalemia. We believe that a safe, effective and well-tolerated daily use chronic therapy such as Patiromer FOS would be useful for patients in this category, in particular for those patients who have a history of recurrent episodes of hyperkalemia.

•

Patients not currently taking a RAAS inhibitor or who have had their RAAS inhibitor dose reduced to address their hyperkalemia. There are approximately 15.4 million stage 3 or 4 CKD patients and 2.3 million non-CKD HF patients in the U.S. We believe that 60% to 70% of these patients are treated by a nephrologist or cardiologist, and that the majority of these patients currently are not receiving RAAS inhibitors, or are receiving sub-optimal RAAS inhibitor dosing, in part because they have developed hyperkalemia from these treatments. As current CKD and HF treatment guidelines recommend the use of RAAS inhibitors to preserve kidney function in CKD patients and decrease all-cause mortality in HF patients, we believe that, with the introduction of a safe, effective and well-tolerated daily use chronic treatment option for hyperkalemia, physicians may increase their RAAS inhibitor usage in patients who have hyperkalemia by either maintaining their RAAS inhibitor therapy, increasing the doses of their RAAS inhibitor where indicated or by reinitiating RAAS inhibitor medications. Our market research indicates that for about 90% of nephrologists, hyperkalemia is the top concern with RAAS inhibitor therapy, and that about 90% of specialist physicians would use a drug with Patiromer FOS’s clinical profile in this type of patient. We believe that Patiromer FOS would provide physicians with an important tool to treat such hyperkalemia in this patient population.

Patients with CKD stage 3 or 4 and/or HF will often present to a nephrologist or cardiologist for their renal and cardiovascular care. If Patiromer FOS is approved by the FDA, we plan to hire a specialty sales force to focus on the approximately 7,500 physician targets and 700 hospitals for Patiromer FOS. In addition to our sales force, our commercial organization will further be supported by a marketing team and a market access team covering managed care and trade and distribution customers.

We believe there are opportunities for expanding Patiromer FOS usage beyond physician specialists in the U.S., including as follows:

•

Treating patients in the U.S. who are outside of specialty care. Although our initial marketing effort will be focused primarily on a specialty audience, we are aware that a significant number of patients with hyperkalemia are under the care of primary care physicians.

•

Clinical need outside of the U.S. The need for a chronic and better hyperkalemia treatment is not exclusive to the U.S. We are currently in the process of evaluating the opportunities for Patiromer FOS outside the U.S., which may include partnering with a third party to develop and commercialize Patiromer FOS outside of the U.S.

Clinical Development Program for Patiromer FOS

Clinical Overview

Our clinical development program for Patiromer FOS consisted of eight clinical trials: three Phase 1 trials, four Phase 2 trials and one two-part Phase 3 trial conducted under a SPA in which each part (Part A and Part B) serves as one of two pivotal trials required for our NDA.  A total of 791 subjects participated in these eight clinical trials, 734 of whom received any dose of Patiromer FOS, including subjects with hyperkalemia, CKD, HF, diabetes, hypertension and/or patients who were receiving dialysis or were using RAAS inhibitor medication and healthy volunteer subjects. The primary objectives of our clinical development program for Patiromer FOS are summarized below:

•	Demonstrate potassium binding in the gastrointestinal (GI) tract and dose-dependent fecal potassium excretion.
•

Evaluate safety and efficacy in subjects with underlying conditions that are common causes of hyperkalemia in the clinical setting, primarily chronic kidney disease (CKD) and heart failure with concomitant use of RAASi medication.

•	Demonstrate a clinically meaningful reduction in serum potassium to levels within the normal range.
-	The onset of action should occur early after treatment initiation to have utility in both acute and chronic settings.
-	Efficacy with continued treatment should be durable and sustained, to support long-term treatment in patients with hyperkalemia due to underlying conditions that are chronic in nature.
•	Demonstrate safety and patient tolerability, particularly in repeated and long-term use.

Five of the eight clinical trials (three treatment trials and two prevention trials) comprise the core safety and efficacy evaluation of Patiromer FOS. Treatment duration ranged from 48 hours to 1 year. The onset of action was shown to be 7 hours and efficacy was persistent with continued dosing through at least 52 weeks, supporting the utility of Patiromer FOS as a treatment for both acute and chronic hyperkalemia. Dosing and dose titration were well characterized in these trials. Across these five clinical trials, Patiromer FOS demonstrated a consistent and reproducible potassium lowering effect which enabled the majority of subjects to reach and/or remain in the target range with a low risk of hypokalemia. The lowest starting doses which were evaluated in subjects with mild hyperkalemia and in those with moderate to severe hyperkalemia were associated with statistically significant and clinically meaningful decreases in serum potassium levels, which were similar to those observed for higher starting doses. The ability to titrate Patiromer FOS provides the prescribing clinician flexibility to individualize dosing to achieve larger or smaller potassium reductions in response to changes in the patient’s serum potassium levels and underlying clinical state. The early onset of action together with the persistence of effect over the long term provide the necessary clinical data to support the effective use of Patiromer FOS for the treatment of hyperkalemia in both acute and chronic clinical settings.

Three key attributes of Patiromer FOS are important to note when assessing the safety of the product drug. First, patiromer is a nonabsorbed, cation-exchange polymer. The nonabsorbable nature of the polymer and its lack of systemic bioavailability were demonstrated in nonclinical studies evaluating absorption and distribution. Second, the main pharmacological effect of the drug is to bind potassium locally in the GI tract. This effect occurs predominantly in the lumen of the colon, where the concentration of potassium in the lumen is the highest, and leads to an increase in fecal potassium excretion, removal of potassium from the body and a lowering of serum potassium levels. Third, unlike SPS, the cation counterion in Patiromer FOS is not sodium. Thus the risk associated with introducing a sodium load to patients with underlying heart failure, kidney disease, hypertension or patients with edema should not occur. These product attributes informed the size and design of the clinical program and ultimately the assessment of safety of Patiromer FOS for the treatment of hyperkalemia.

Overall, the drug appeared to be well-tolerated for short and long periods of treatment in patients with underlying CKD, diabetes and/or HF, a population with a high burden of comorbidities and high prevalence of hyperkalemia. The most common adverse event reported in the overall safety population was constipation (7%, all mild to moderate). Importantly, the tolerability of Patiromer FOS in subjects with hyperkalemia is underscored by the fact that a high proportion of subjects were able to remain on treatment for extended periods of time as observed in the Phase 2b 52-week trial. Other adverse events of interest that occurred in the safety population receiving Patiromer FOS included cardiac related disorders, renal events and hypertension, however these findings are more likely related to underlying comorbid conditions, concomitant medications, intercurrent illnesses and progression of these comorbid diseases than a drug related effect. Deaths that occurred in the trial were predominantly cardiovascular in nature, were assessed to be unrelated to study drug and were attributed to underlying cardiovascular conditions or risk factors. No deaths in the trial had pre-existing study potassium or magnesium values below the normal range. In all of our trials, there have been 19 deaths in those who received Patiromer FOS, which is not unexpected in view of the morbidity and mortality for the patient populations in our trials. The safety profile assessed in the clinical development program for Patiromer FOS indicates a drug that is well tolerated and has a low incidence and mild severity of drug-related adverse events. Given the risks associated with hyperkalemia such as fatal cardiac arrhythmias, we believe the safety profile of Patiromer FOS supports a favorable benefit risk profile for the treatment of hyperkalemia in multiple clinical settings.

We have also monitored a number of possible adverse effects related to the use of Patiromer FOS, including: low serum potassium levels (hypokalemia), undesired changes in the serum concentration of other cations or molecules, and other clinically meaningful changes to subjects. Across our clinical trials, hypokalemia, which we define as a serum potassium level less than 3.5 mEq/L, occurred in 4.7% of all subjects, with no subject developing a serum potassium less than 3.0 mEq/L. Among other molecules and ions, we have evaluated possible changes in serum sodium, serum calcium, serum magnesium, serum phosphorus, and serum fluoride. Our clinical trials have shown no clinically significant effect of Patiromer FOS treatment on serum sodium, calcium or phosphorus levels. In addition, small mean reduction in serum magnesium level was seen within the first two weeks of treatment, which remained stable thereafter, and without symptoms being observed. While some subjects have developed a small increase in serum fluoride, such levels have not accumulated and we have not observed any acute serum fluoride toxicity symptoms in our clinical trials.

Our eight clinical trials are summarized in the table below. In addition to these completed trials, we plan to initiate future clinical trials to further study the treatment of hyperkalemia with Patiromer FOS.

Patiromer Clinical Development
Trial	Subjects (active/ placebo)	Objectives	Status	Selected Results
Phase 1 Trials
RLY5016-101	33 (25/8)	Safety and tolerability of single and multiple doses of Patiromer FOS. Effects on urinary and fecal potassium excretion.	Completed	• Significant dose-dependent increase in fecal potassium excretion at doses of 15–60 grams/day compared with placebo. • Corresponding decrease in urinary potassium excretion. • Well-tolerated.

RLY5016-102	12 (12/0)	Pharmacological activity/safety of TID, BID and QD dosing of Patiromer FOS.	Completed	• Significant increase in fecal potassium excretion and a concomitant decrease in urinary potassium excretion across the QD/BID/TID dosing regimen.

RLY5016-103	15 (15/0)	Time to onset of potassium-lowering action in subjects with CKD and hyperkalemia.	Completed	• Met primary endpoint: Rapid onset of action with around the clock sustained lowering of serum potassium, with statistically significant decrease from baseline in hours.

Phase 2a Proof-of-Concept Trial
RLY5016-201	6 (6/0)	Efficacy/safety of a fixed-dose of Patiromer FOS in subjects with hyperkalemia despite receiving hemodialysis 3 times weekly.	Completed	• Patiromer was pharmacologically active in reducing serum potassium levels and was well-tolerated.

Phase 2 Prevention Trials
RLY5016-202 (PEARL-HF)	105 (56/49)	Efficacy/safety in preventing hyperkalemia in HF patients on a RAAS inhibitor.	Completed

•     Statistically significant difference in mean serum potassium levels for those subjects on Patiromer FOS versus placebo.

•     Patiromer reduced incidence of hyperkalemia.

•     A significantly greater percentage of HF subjects on Patiromer FOS were able to increase the dose of the spironolactone compared to subjects on placebo.

RLY5016-204	63 (63/0)	Efficacy/safety of a titration regimen in preventing hyperkalemia in subjects with HF and CKD on a RAAS inhibitor.	Completed	• When titrated, Patiromer FOS provided reliable control of serum potassium levels in over 90% of subjects.

Patiromer Clinical Development
Trial	Subjects (active/ placebo)	Objectives	Status	Selected Results
Phase 2b Treatment Trial
RLY5016-205 (AMETHYST-DN)	306 (306/0)	• Efficacy/safety in treating hyperkalemia in CKD patients. • Determination of starting dose. • Long-term safety in chronic treatment.	Completed

Treatment Initiation Period:

•     Met primary endpoint, statistically significant reduction in mean serum potassium at week 4.

Long-term Maintenance Period:

•     Significant majority of subjects in normal range at 52 weeks.

Pivotal Phase 3 Trial
RY5016-301	Part A: 243/0 Part B: 107 (55/52)

Part A:

To evaluate the efficacy and safety of Patiromer FOS for the treatment of hyperkalemia.

Part B:

•     To evaluate the effect of withdrawing Patiromer FOS on control of serum potassium levels.

•     To assess whether chronic treatment with Patiromer FOS prevents the recurrence of hyperkalemia.

•     To provide placebo-controlled safety data.

Completed

Part A:

•     Met primary endpoint: statistically significant reduction in mean serum potassium at week 4.

Part B:

•     Met primary endpoint: Statistically significant difference between Patiromer FOS and placebo in the change from baseline in serum potassium.

•     Met secondary endpoints: Significantly higher recurrence of hyperkalemia, after being controlled in Part A, in placebo as compared to Patiromer FOS.

In the discussion of our clinical trials below, references to dosing correspond to the actual dosing regimen utilized in the respective trials.  Patiromer FOS is currently administered according to the amount of polymer anion, which is the active form. Prior to our pivotal Phase 3 trial, we utilized a different nomenclature describing the dosing of subjects based on the amount of polymer anion plus calcium. Accordingly, an 8.4 gram dose of Patiromer FOS in the pivotal Phase 3 trial and our Phase 1 trial is equivalent to a 10 gram dose in our prior clinical trials.

Phase 1 Trials

•

RLY5016-101: In this first trial, healthy volunteers received either a fixed dose of Patiromer FOS or placebo. The primary trial objective was to assess the safety and tolerability of single and multiple doses of Patiromer FOS. The secondary objective was to assess the effects of Patiromer FOS on urinary and fecal potassium excretion. This trial demonstrated that administration of Patiromer FOS resulted in a significant, dose-dependent, increase in fecal potassium excretion at doses of 15 to 60 grams/day compared with placebo, with a corresponding decrease in urinary potassium excretion. As expected for individuals with normal renal function, there was no change in serum potassium levels. This was the first study of Patiromer FOS to be conducted in humans. These dose responsive increases in fecal potassium and decreases in urinary potassium excretion provided a clear indication for the first time that Patiromer FOS was pharmacologically active. Single and multiple dose (up to three times a day) administration of Patiromer FOS was well-tolerated.

•

RLY5016-102: In this second Phase 1 trial, healthy volunteers were administered a daily dose of 30 grams of Patiromer FOS, either once a day (QD), twice a day (BID) or three times a day (TID), in order to assess the pharmacologic effects of different dosing regimens of Patiromer FOS on fecal and urinary potassium excretion. The results demonstrated a significant increase in fecal potassium excretion and a concomitant decrease in urinary potassium excretion across the QD/BID/TID dosing regimens, indicating these are appropriate dosing intervals for administration of Patiromer FOS. Patiromer was well tolerated by all subjects.

•

RLY5016-103: In this third Phase 1 trial, an open-label, single arm trial that enrolled 25 patients. This trial was designed to evaluate the time-to-onset of the potassium-lowering action of Patiromer FOS in patients with hyperkalemia. The trial design included a three-day run-in period to control the dietary intake of potassium followed by a 48-hour treatment period and a 7-day post-treatment safety follow-up period. The change from baseline in serum potassium levels is assessed at multiple time points during the 48-hour treatment period. Patients enrolled in this trial had moderate to severe HK (with a mean serum potassium at baseline of almost 6.0 mEq/L).

Reductions in serum potassium were observed at the first blood draw after the first dose (4 hours), and statistically significant reductions were first observed at the next blood draw (7 hours) and at all subsequent time points throughout the 48-hour period.  At 48 hours, the change from baseline in serum potassium was -0.8 mEq/L and serum potassium was reduced from a high of 5.93 mEq/L at baseline to < 5.5 mEq/L in less than 24 hours.

Phase 2a Proof-of-Concept Trial

•

RLY5016-201: This proof-of-concept trial was an open-label, multiple-dose trial in 6 hemodialysis subjects with serum potassium levels greater than or equal to 5.5 mEq/L despite receiving hemodialysis 3 times weekly. This was the first trial to be conducted after the completion of the initial Phase 1 trial in healthy volunteers, and showed that Patiromer FOS was pharmacologically active and was well tolerated in patients with impaired renal function.

Phase 2 Prevention Trials

•

RLY5016-202 (PEARL-HF): This was a placebo controlled prevention trial in normokalemic subjects with HF with or without CKD. The objective of the trial was to demonstrate that, compared to placebo, a fixed daily dose of 30 grams of Patiromer FOS would prevent more subjects from developing hyperkalemia despite the use of higher doses of a RAAS inhibitor, specifically, the aldosterone antagonist, spironolactone. Entry criteria included a requirement that subjects have a normal serum potassium level at screening and baseline and that subjects either had an estimated GFR less than 60 mL/minute, the onset of Stage 3 CKD, and/or had a history of hyperkalemia that led to discontinuation of a RAAS inhibitor or beta-blocker therapy. Randomized subjects were treated for four weeks. In the trial, the fixed dose of Patiromer FOS compared with placebo significantly reduced mean serum potassium levels within 48 hours, prevented hyperkalemia, and allowed a significantly greater percentage of HF subjects to increase the dose of spironolactone. The statistically significant difference between groups in serum potassium level was sustained throughout the trial despite the fact that subjects treated with Patiromer FOS received a higher mean dose of spironolactone compared with placebo. Spironolactone doses were able to be increased in significantly more Patiromer FOS-treated subjects than placebo: 91% vs. 74%, respectively (p=0.019).

The incidence of adverse events was higher in Patiromer FOS-treated subjects than in placebo-treated patients, the majority of which were GI symptoms. Adverse events were generally mild or moderate with one subject reporting severe flatulence. Serious adverse events were reported in 4 subjects, 2 in each treatment group, and all such events were assessed by the study investigators and by us as not related to the study drug. In general, there were no clinically meaningful treatment-related changes in most laboratory parameters. Hypokalemia (defined in this trial as a serum potassium level less than 3.5 mEq/L) occurred in 4 subjects (7%), none of whom had any complications related to hypokalemia. In addition to changes in serum potassium levels described earlier, there was a small decrease in the average serum magnesium levels in the Patiromer FOS group which was statistically different to the mean change from baseline in the placebo group. No potentially serious complications associated with low magnesium levels were reported by subjects in the trial.

•

RLY5016-204: The next Phase 2 prevention trial was designed to assess whether, in a similar population to the PEARL-HF study, initiating Patiromer FOS at a lower dose followed by a dose titration regimen, or varying of the dosage of Patiromer FOS required for maintaining serum potassium in the normal range, would lower the incidence of hypokalemia while still preventing hyperkalemia in subjects starting on the RAAS inhibitor, spironolactone. In this trial, all subjects had to have both HF and CKD. The results showed that at the end of 8 weeks, 91% of subjects had serum potassium levels in the range of 3.5 to 5.5 mEq/L and 84% had serum potassium levels in the range of 4.0 to 5.1 mEq/L. Using this improved dosing regimen, only 1 of 63 subjects (1.6%) developed hypokalemia. Fifty-seven percent of subjects reported at least one adverse event, with GI adverse events being the most frequently reported. Adverse events were mostly mild-to-moderate. Serious adverse events were reported in 10% of subjects and all such events were assessed by the study investigators as not related to the trial.

Phase 2b Treatment Trial

•

RLY5016-205 (AMETHYST-DN): This was an open-label, randomized, dose ranging trial to determine the optimal starting dose, efficacy and safety of Patiromer FOS in treating hyperkalemia. The trial enrolled 306 subjects and had two treatment periods, including a Treatment Initiation Period and a Long-term Maintenance Period.  In the 8-week Treatment Initiation Phase, subjects were eligible for enrollment in the trial if they had CKD and T2DM and were taking a RAAS inhibitor prior to screening. The subjects were assigned to stratum 1 (subjects with baseline serum potassium levels above 5.0 to 5.5 mEq/L) or stratum 2 (subjects with baseline serum potassium levels above 5.5 to less than 6.0 mEq/L) and given one of three different starting doses of Patiromer FOS depending on the stratum. All subjects were titrated to an individual Patiromer FOS dose based on their serum potassium levels. All subjects were eligible to continue into the 44-week Long-term Maintenance Phase and continued to receive Patiromer FOS, so that subjects were on Patiromer FOS for up to one year. Of the 306 subjects enrolled in the study, approximately 64% of subjects completed one year of treatment.

The primary efficacy endpoint for the Treatment Initiation Phase was the mean change from baseline in serum potassium levels at week 4 or at the time of the first Patiromer FOS dose titration if earlier. To select the starting doses for our pivotal Phase 3 trial, a dose finding interim data analysis was performed based on a pre-specified sample size of approximately 120 subjects who had completed the initial treatment period of the first 8 weeks of treatment. For the primary endpoint, each dose group in each stratum demonstrated statistically significant and clinically meaningful reductions in serum potassium levels, although there was no clear starting dose-dependent effect for most parameters. In the absence of a clear starting dose-dependent response to Patiromer FOS, we determined that the lowest effective dose tested was the appropriate starting dose for the Phase 3 trial. Based on the interim data, the starting doses selected for the Phase 3 program were 8.4 grams/day for subjects having a serum potassium level at baseline in the range of 5.1 to 5.5 mEq/L and 16.8 grams/day for patients having a serum potassium level at baseline above 5.5 mEq/L. In this dose finding interim analysis, the number of titrations was acceptable in each of the proposed starting doses, with most titrations occurring in the first two weeks.

Results for the Treatment Initiation Period show that Patiromer FOS as a treatment for hyperkalemia met the primary efficacy endpoint of the trial. Additionally, results from the Long-Term Maintenance Period demonstrated that Patiromer FOS maintained mean serum potassium within the normal range for up to one year, supporting persistence of the potassium lowering effect of Patiromer FOS over time. These clinically meaningful results provide supportive evidence for the efficacy, safety and tolerability of Patiromer FOS as a treatment for hyperkalemia when dosed twice daily over the long term.

Phase 2b Trial—Treatment Initiation Period

As shown in the graph above, in the Treatment Initiation Period, the primary endpoint was met with a statistically significant mean change in serum potassium from baseline to week 4 or time of first dose titration irrespective of the subjects’ serum potassium at baseline. For subjects with a baseline serum potassium above 5.0 to 5.5 mEq/L, the change from baseline in serum potassium was -0.47 mEq/L (95% CI -0.55, -0.40; p < 0.001). For subjects with a baseline serum potassium 5.5 to less than 6.0 mEq/L, the change from baseline in serum potassium was -0.92 mEq/L (95% CI -1.07, -0.78; p < 0.001). During the Treatment Initiation Period, statistically significant reductions from baseline in serum potassium were observed in each stratum at each study visit, including the first post baseline study visit two days after initiating treatment with Patiromer FOS.

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

Phase 2b Trial—One Year Efficacy Results

Patiromer was well tolerated in this trial when dosed twice daily for up to one year. The most common adverse events were mild to moderate gastrointestinal symptoms, with constipation and diarrhea reported in 5-10% of patients. The incidence of gastrointestinal adverse events did not increase over time with chronic dosing. Mild to moderate hypomagnesemia was reported in less than 10% of patients. There were no reports of severe hypomagnesemia, with no subject experiencing a serum magnesium < 1.0 mg/dL. Over the 52-week period, less than 10% of subjects were withdrawn due to adverse events, including worsening chronic renal failure (2.6%), gastrointestinal events (1.6%) and hypokalemia (1.6%). Serious adverse events were reported in 15% of patients, and all such events were assessed by the trial investigators and us as not related to Patiromer FOS.

Pivotal Phase 3 Trial

•

RLY5016-301: The two-part pivotal Phase 3 trial was conducted under an SPA agreed upon with the FDA. The trial was designed with two parts, with each part serving as a pivotal trial. Part A was a 4-week, single arm, single-blind, Patiromer FOS treatment phase and Part B was an 8-week, parallel group, single-blind placebo-controlled randomized withdrawal phase. Subjects were enrolled into Part A and were placed in Dose Group 1 if their screening serum potassium was equal to 5.1 to less than 5.5 mEq/L (starting dose 8.4 g/day), or in Dose Group 2 if their screening serum potassium was 5.5 to less than 6.5 mEq/L (starting dose 16.8 g/day). All subjects were titrated to an individual Patiromer FOS dose based on their serum potassium levels in order to achieve a serum potassium in the 3.8 to less than 5.1 mEq/L range. Subjects with a Part A baseline serum potassium level greater than or equal to 5.5 mEq/L and who were defined as responders at the end of Part A were eligible for randomization into Part B.

Part A was designed to demonstrate the safety and efficacy of Patiromer FOS in the treatment of hyperkalemia. Given that all subjects entering Part A of the trial were hyperkalemic at study entry, it was deemed unethical and unsafe to use a placebo control arm in this part of the trial. The primary endpoint for Part A was the change from baseline to week 4 in mean serum potassium levels. A target reduction in serum potassium level of at least 0.7 mEq/L (p < 0.05) for the Part A primary endpoint was agreed to with the FDA. Part A of the trial achieved both the primary and secondary efficacy endpoints. As shown in the graph below, the change in serum potassium from baseline to week 4 was a reduction of

1.01 mEq/L (95% confidence interval -1.07, -0.95), p < 0.001, which is statistically significant. Looking at the reduction in serum potassium by dose group, in Dose Group 1 the reduction in serum potassium was 0.65 mEq/L (95% confidence interval of -0.74, -0.55) and in Dose Group 2 was 1.23 mEq/L (95% confidence interval of -1.31, -1.16), both of which are statistically significant. For the secondary endpoint of Part A, the proportion of subjects with a serum potassium in the target range of 3.8 to < 5.1 mEq/L at week 4, 76% of subjects had their serum potassium in the normal range at week 4 (95% CI 70, 81), which is statistically significant.

Pivotal Phase 3 Trial—Part A Results

Adverse events were reported by 44% of subjects in Part A. The most common adverse events during Part A were mild to moderate gastrointestinal symptoms (19% of subjects), with mild to moderate constipation reported the most frequently (10% of subjects). Diarrhea and nausea were reported infrequently (3%). There were no reports of severe gastrointestinal events. Mean serum magnesium levels remained in the normal range, but physician-reported hypomagnesemia occurred in 3% of subjects. The lowest serum magnesium level observed during Part A was 1.2 mg/dL in one subject, which is classified as Grade 2 by the Common Terminology Criteria for Adverse Events. Physician reported hypokalemia occurred in 1% of the subjects in Part A. Other adverse events which occurred in 2% or greater of subjects in Part A included anemia, left ventricular hypertrophy, chronic renal failure, dyslipidemia, flatulence, decreased glomerular filtration rate and hyperglycemia, each of which occurred in between 2% and 2.5% of subjects in Part A. There were four serious adverse events, or SAEs, reported in Part A of the trial. All were assessed as unrelated to Patiromer FOS by the study investigator and by us. The four events each resulted in hospitalization and included: paroxysmal atrial fibrillation with tachyarrhythmia; a urinary tract infection with bacteremia and sub-therapeutic anticoagulant blood levels, and in the same subject, after study discontinuation, endocarditis; and worsening renal function.

Part B was designed to demonstrate that chronic administration with Patiromer FOS reduces the recurrence of hyperkalemia. Subjects with a baseline serum potassium level greater than or equal to 5.5 mEq/L at Part A enrollment and whose serum potassium level was controlled at week 4 of Part A were entered into Part B in order to maximize the ability of the trial to capture the full treatment effect of Patiromer FOS in treating hyperkalemia. The rationale for the use of a placebo control in this part of the trial was to provide a comparator for safety data evaluation and continued control of serum potassium level. Since subjects’ serum potassium levels were controlled upon randomization into Part B, use of a placebo control arm was ethical. The primary endpoint for the Part B trial is the difference between the Patiromer FOS and placebo groups in the change in serum potassium levels (p < 0.05). This change in serum potassium level was assessed by measuring the difference in potassium values measured at the start of the Part B period and at week 4 of the Part B period or earlier if changes to Patiromer FOS or RAAS inhibitor therapy was required to control rising serum potassium levels. If subjects developed recurrent hyperkalemia, defined as a serum potassium greater than or equal to 5.5 mEq/L during the first four weeks of Part B, then those randomized to Patiromer FOS increased the Patiromer FOS dose while those randomized to placebo decreased the RAAS inhibitor dose. If subjects developed recurrent hyperkalemia, defined as a serum potassium greater than or equal to 5.1 mEq/L during the second four weeks of Part B, then those randomized to Patiromer FOS increased the Patiromer FOS dose while those randomized to placebo decreased the RAAS inhibitor dose. Throughout the 8 weeks of Part B, if the Patiromer FOS dose increase or the RAAS inhibitor dose decrease did not control the recurrent hyperkalemia, then the RAAS inhibitor therapy was withdrawn. As shown in the graph below, Part B of the trial met this primary endpoint, with the difference between the placebo and the Patiromer FOS groups in the median change from Part B baseline in serum potassium equal to 0.72 mEq/L (95% CI 0.46, 0.97), p < 0.001.

Pivotal Phase 3 Trial—Part B Results

*	Or earlier time point if subject first had serum potassium < 3.8 mEq/L or ≥ 5.5 mEq/L

Differences between Patiromer FOS and placebo groups for the Part B secondary endpoints, the proportion of subjects who developed recurrent hyperkalemia, were also significant. The two secondary endpoints evaluated in Part B were the proportion of subjects in each group who developed recurrent hyperkalemia (defined as having a serum potassium ≥ 5.1 mEq/L and ≥ 5.5 mEq/L) after having been controlled on Patiromer FOS in Part A. More placebo subjects (91%) developed recurrent hyperkalemia with a serum potassium ≥ 5.1 mEq/L at any time during Part B than Patiromer FOS subjects (43%). This difference between groups of 48% (95% CI 33, 63) was statistically significant, p < 0.001. Also more placebo subjects (60%) developed recurrent hyperkalemia with a serum potassium ≥ 5.5 mEq/L at any time during Part B than Patiromer FOS subjects (15%). This difference between groups of 45% (95% CI 29, 61) was also statistically significant, p < 0.001.

During Part B, a similar proportion of placebo (46%) and Patiromer FOS (47%) subjects reported at least one adverse event. More subjects in the Patiromer FOS group (13%) reported gastrointestinal adverse events than in the placebo group (6%). Constipation, diarrhea and nausea were each reported in 4% of Patiromer FOS subjects, with no placebo subjects reporting these symptoms. There were no severe gastrointestinal adverse events reported in the Patiromer FOS group, with one severe gastrointestinal event reported in the placebo group (mesenteric artery thrombosis as discussed below). Mean serum magnesium levels remained in the normal range in each group throughout Part B of the trial, but physician-reported hypomagnesemia occurred in 2% of subjects in each group, with no severe cases of hypomagnesemia reported. There was no physician-reported hypokalemia in Part B. The frequency of other commonly reported adverse events in the Patiromer FOS group were either similar to, or less than, the placebo group. Other adverse events which occurred in 2% or greater of subjects in Part B included headaches (8% placebo group; 4% Patiromer FOS group), increased hepatic enzyme (4% placebo group; 2% Patiromer FOS group), hyperkalemia (4% placebo group; 2% Patiromer FOS group), influenza (4% placebo group; 2% Patiromer FOS group), supraventricular extrasystoles (2% placebo group; 4% Patiromer FOS group), upper abdominal pain (2% placebo group; 2% Patiromer FOS group), insomnia (2% placebo group; 2% Patiromer FOS group), pruritus (2% placebo group; 2% Patiromer FOS group) and chronic renal failure (2% placebo group; 2% Patiromer FOS group). 4% of patients in the placebo group experienced hypertension or hypercholesterolemia compared to none in the Patiromer FOS group. There was one SAE reported in Part B of the trial, which was assessed as unrelated to Patiromer FOS by the study investigator and by us. This was a placebo subject who developed fatal mesenteric artery and gallbladder artery thrombosis.

The positive results from both parts of the trial indicate that Patiromer FOS is an effective treatment for hyperkalemia.

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

As described above, after achieving normalized serum potassium levels with Patiromer FOS treatment in Part A, subjects entered the Part B withdrawal phase and were randomized to either continue treatment with Patiromer FOS or to receive placebo. If recurrent hyperkalemia developed during Part B, in order to manage the rising serum potassium levels RAAS inhibitor therapy dose reduction was required in the placebo group and Patiromer FOS up titration was required in the Patiromer FOS group. In either group, if these interventions did not normalize serum potassium, discontinuation of RAAS inhibitor medication was required.

As shown in the graph below, as a result of recurrent hyperkalemia, significantly more placebo patients required dose modification of their RAAS inhibitor therapies (62%) than Patiromer FOS patients (6%), p < 0.001; with more Patiromer FOS patients (94%) still on RAAS inhibitor medication at the end of the trial than placebo patients (48%), p < 0.001.

For the majority of the placebo subjects, RAAS inhibitor dose reduction was insufficient to control recurrent hyperkalemia resulting in discontinuation of RAAS inhibitor medication in 50% of the placebo subjects. In the Patiromer FOS group, 11% of subjects required a dose increase of Patiromer FOS with just 6% requiring discontinuation of RAAS inhibitor medication. No hyperkalemia intervention was required in the majority of Patiromer FOS subjects (83%) compared to 38% of the placebo subjects. These data are summarized in the graph below.

While the RAAS inhibitor data described above provided insight into the way patients were managed with regard to their recurrent hyperkalemia, because these data were based on exploratory endpoint analyses, the results from the pivotal Phase 3 trial will not be sufficient to support FDA approval of a RAAS inhibitor enabling indication.

Regulatory Pathway

Our New Drug Application, or NDA, for Patiromer FOS was accepted for filing by the U.S. Food and Drug Administration, or FDA, in December 2014.  The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date of October 21, 2015 for completion of review of our NDA. The FDA has indicated it does not currently plan to convene an Advisory Committee for advice regarding our NDA.

Nonclinical and Toxicology Studies

Nonclinical pharmacology studies have shown that Patiromer FOS binds potassium in simple ionic matrices as well as in complex environments, such as ex vivo human colonic and fecal extracts and in vivo animal models. Nonclinical safety data showed that Patiromer FOS was not genotoxic and was not associated with adverse effects in cardiovascular, central nervous system, gastrointestinal motility or pulmonary safety pharmacology studies. In addition, absorption and distribution of Patiromer FOS was assessed in 2 separate studies in 2 different animal species using a radio-labelled drug. In each study, Patiromer FOS was demonstrated to not be absorbed from the intestinal tract. Long-term chronic exposure toxicology studies with Patiromer FOS demonstrated that the drug was not associated with adverse effects or abnormal pathology in various animal models using doses up to 15 times the maximum human daily dose. As a result of these data confirming the non-absorbed nature of Patiromer FOS and the lack of safety findings in the nonclinical studies, we received a carcinogenicity waiver from the FDA and confirmation that peri/postnatal reproductive toxicology studies would not be needed for marketing approval. Nonclinical drug-drug interaction studies indicate that Patiromer FOS may interfere with the absorption of some drugs commonly used in our target patient population.. While we believe that this type of interaction is not uncommon for polymer drugs and may not limit the commercial potential of Patiromer FOS, we may be required to conduct additional testing, if approved.

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address chronic kidney disease, HF and metabolic diseases. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, commercial, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals and commercializing drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

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

Other companies may also develop drugs specifically for the treatment of hyperkalemia. We are currently aware of one other company, ZS Pharma, Inc., or ZS Pharma, which is developing a zirconium silicate particle to treat hyperkalemia referred to as ZS-9. ZS-9 has completed two pivotal Phase 3 clinical trials, and ZS Pharma has announced that it intends to submit a NDA for ZS-9 in the first half of 2015. We do not know whether ZS-9 will be introduced to the market and if so, the timing or success of such introduction. However, in the event that ZS Pharma, or other companies developing treatment options for hyperkalemia, are successful, we will face additional competition for Patiromer FOS.

Manufacturing and Distribution

We contract with third parties for the manufacture of Patiromer FOS. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug product. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our drug substance and drug product if we receive approval for marketing by the applicable regulatory authorities.

Patiromer FOS, the drug product, is a dry, odorless blend of the polymeric active pharmaceutical ingredient, or API, and a small amount of xanthan gum, an excipient, which acts as a suspending agent. The API is manufactured using a two-step process. The initial step is a suspension polymerization, a well-established technique that is widely used for the manufacturing of polymers. The second step activates the polymer for binding and creates a calcium sorbitol counterion complex. The API is blended with xanthan gum, the excipient to form a free flowing powder blend which is filled into packets, a well-established configuration for the dosing of polymer drugs for oral suspension. One starting material for our drug substance is methyl-2-fluoro-acrylate monomer, or MFA, which is available from multiple suppliers. We plan to secure large quantities of MFA measured in metric tons.

We anticipate starting doses for Patiromer FOS of 8.4 grams/day and 16.8 grams/day and a current dosing range of 8.4 grams/day to 50.4 grams/day.

We completed manufacturing of registration batches of patiromer at a scale that is about half of the expected commercial scale. Registration batches were used for our pivotal Phase 3 trial and ongoing stability studies, including an ongoing 36-month stability study. Drug substance manufacturing at commercial scale of validation lots is ongoing, and we expect that our next manufacturing campaign for finished drug product will include validation lots at commercial scale. We have completed development and validation of analytical methods for commercial release testing. We have completed testing for impurities in drug substance registration stability batches and clinical batches using analytical procedures developed in-house, finding that the purity of drug substance is high. We believe the levels of impurities, are below the suggested guidance recommendations. Control of impurities during API and drug product manufacturing will be confirmed through process validation.

We are engaged with experienced polymeric drug manufacturers to produce Patiromer FOS. We currently rely on two manufacturers to produce our drug substance: Lanxess Corporation, or Lanxess, through its affiliate Saltigo GmbH, and DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG. We entered into a multi-year Manufacturing and Supply Agreement with Lanxess in January 2014 and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals in May 2014. We submitted only Lanxess as a drug substance manufacturer with our NDA for Patiromer FOS. Purchase orders have been issued and accepted under our prior commercial supply arrangement with Lanxess, which are now governed by the Manufacturing and Supply Agreement, to cover our currently projected API demand for the initial time period after Patiromer FOS product launch. We currently rely on a single manufacturer, Patheon, Inc., or Patheon, to produce our finished drug product.  We entered into a multi-year Supply Agreement with Patheon in September 2014. We plan to establish a diverse and volume appropriate portfolio of third-party manufacturers with multiple parties for the API and drug product post-NDA approval. The current manufacturing capacities require significant lead times for the drug’s pre-launch quantities, but we anticipate that lead times will be reduced once sufficient manufacturing capacity has been established.

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

Due to a limited shelf life of the drug product, Patiromer FOS requires cold storage and distribution. The currently ongoing 36-month stability studies provided 18 months of data used in the NDA filing. We expect that these data will support the storage of Patiromer FOS for 18 to 24 months at 2° to 8°C, including up to 3 months at 25°C. We plan to distribute Patiromer FOS using controlled temperature logistics and intend that patients will be able to store Patiromer FOS at room temperature for a specified period of time. We are establishing validated processes for temperature monitoring from manufacturing through storage and distribution compliant with existing regulations. Similar cold-chain logistics are common in the industry, and we plan to use those established distribution channels.

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

In November 2009, we entered into an amended and restated IP License and Assignment Agreement, which we refer to as the IP License Agreement. Pursuant to the IP License Agreement we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, such as Patiromer FOS. We maintain the right to prosecute, defend, maintain and enforce the assigned patent rights under this agreement. We do not have any royalty obligation under the IP License Agreement with respect to Patiromer FOS, and in March 2013, we satisfied our sole milestone payment obligation with respect to Patiromer FOS with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. While the IP License Agreement does require that we make certain royalty payments on sales of covered products, other than in respect of sales of Patiromer FOS, we are not currently developing any covered products under the IP License Agreement. In addition, upon a change of control, we are required to pay Ilypsa (Amgen) an increasing amount of the purchase price, less certain expenses, of such transaction, ranging from approximately 6.7% to 10% of such amount, up to a maximum of $30.0 million.

Pursuant to the IP License Agreement we also maintain customary reporting obligations and Ilypsa (Amgen) maintains certain audit rights relating to our commercialization of royalty bearing products. Both we and Ilypsa (Amgen) are subject to customary indemnification and confidentiality provisions. The IP License Agreement terminates automatically on a country-by-country basis on the later of the last to expire of the licensed patent rights (in the applicable country) and ten years from the first commercial sale of any royalty bearing product. Either party can also terminate the agreement on a program-by-program basis, other than in respect of Patiromer FOS, in the event of an uncured material breach lasting for 60 days, or in the event of the other’s insolvency or bankruptcy.

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

The patent portfolio for Patiromer FOS is directed to cover compositions of matter and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications, and corresponding foreign national and regional counterpart patents and patent applications. The patents and patent applications relating to Patiromer FOS are all owned by Relypsa. The issued composition of matter patents (U.S. Patent Nos. 8,147,873, 8,282,913, and 8,337,824), if the appropriate maintenance fees are paid, are expected to expire between 2026 and 2030. The issued methods of treatment patents (U.S. Patent Nos. 7,556,799, 8,216,560, 8,287,847, 8,475,780, 8,778,324 and 8,889,115), if the appropriate maintenance fees are paid, are expected to expire between 2024 and 2027. If additional patent term for one of the Patiromer FOS U.S. patents is awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984, or the Hatch-Waxman Act, the term of the patent would not extend beyond 2030. We expect that the patent applications in this portfolio, if issued, and if appropriate maintenance, and other governmental fees are paid, would expire between 2024 and 2030, excluding any additional term from patent term adjustment or patent term extension.

The term of composition of matter patents and patent applications, if applicable, relating to Patiromer FOS in other jurisdictions (Australia, Brazil, Canada, China, Germany, Europe, Hong Kong, India, Japan, Mexico, South Korea, and United Kingdom) and methods of treatment patents and patent applications, if applicable, relating to Patiromer FOS (Australia, Brazil, Canada, China, Germany, Europe, India, Japan, Mexico, South Korea, and United Kingdom), if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire between 2024 and 2029. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of Patiromer FOS is obtained in those countries. In the European Union member countries, for example, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

Research and Development

We are conducting development activities in support of regulatory approval of Patiromer FOS and manufacturing of commercial supply of Patiromer FOS. In the years ended December 31, 2014, 2013 and 2012, we incurred $50.2 million, $59.0 million and $36.1 million, respectively, of research and development expense.

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

•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials in the U.S. may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;
•	submission to the FDA of a New Drug Application, or NDA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations;

•	satisfactory completion of an FDA inspection of clinical trial sites to assess compliance with GCP requirements
•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
•	FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.

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

Special Protocol Assessment

An SPA is a written agreement with the FDA on the details of the design, size, execution and planned analysis for a clinical trial intended to form the primary basis of an effectiveness claim in an NDA. After the clinical trial begins, the agreement may only be changed through a written agreement between the sponsor and the FDA. An SPA is generally binding upon the FDA unless the FDA determines that there are public health concerns unrecognized at the time the SPA agreement was entered into, other new scientific concerns regarding product safety or efficacy arise, or if the sponsor fails to comply with the agreed-upon trial protocol. If the outcome of the clinical trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. We operated under an SPA for our pivotal Phase 3 trial of Patiromer FOS.

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

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, and commercial managed care providers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for Patiromer FOS will be made on a plan by plan basis. We anticipate that a significant proportion of patients eligible for Patiromer FOS will be covered by Medicare. Within the Medicare program, as a self-administered drug, we expect that Patiromer FOS will be reimbursed under the expanded prescription drug benefit, known as Medicare Part D.

Employees

As of December 31, 2014, we had 115 full-time employees, including 26 employees with M.D. or Ph.D. degrees.  As of that date, 69 employees were engaged in research and development and the remaining 46 employees were engaged in general management and administration, including commercial, finance, legal, human resources, facilities and information technology. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe that we maintain good relations with our employees.

About Us

We were incorporated in Delaware in August 2007 under the name Relypsa, Inc. We completed the initial public offering of our common stock in November 2013. Our common stock is currently listed on The NASDAQ Global Select Market under the symbol “RLYP.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements. Our principal executive offices are located at 100 Cardinal Way, Redwood City, California 94063. Our telephone number is (650) 421-9500. Our website address is www.relypsa.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

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

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, Patiromer for Oral Suspension, or Patiromer FOS, which is our only product to have reached clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2014, 2013 and 2012 was approximately $79.9 million, $73.8 million and $43.7 million, respectively. As of December 31, 2014, we had an accumulated deficit of $305.7 million. We expect to continue to incur losses for at least the next two years as we continue our development of, seek regulatory approval for, and begin to commercialize, Patiromer FOS. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, Patiromer FOS. As of January 31, 2015, we had capital resources consisting of cash, cash equivalents and short-term investments of $174.5 million. Subsequently, we completed an at-the-market offering of our common stock in February 2015 and an underwritten public offering of our common stock in March 2015 pursuant to which we received additional net proceeds of approximately $170.2 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of, Patiromer FOS and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, preparing for commercial launch and sales and marketing. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of Patiromer FOS and any future product candidates. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for Patiromer FOS and the costs of post-marketing studies that could be required by regulatory authorities;
•

the findings of the FDA during their routine inspections of our facilities and the facilities of our contract manufacturers and clinical trial sites during the NDA review process and our ability to promptly and adequately address any such findings;

•	the costs of obtaining commercial supplies of Patiromer FOS;
•	our ability to successfully commercialize Patiromer FOS;

•	the manufacturing, selling and marketing costs associated with Patiromer FOS, including the cost and timing of expanding our sales and marketing capabilities;
•	the amount of sales and other revenues from Patiromer FOS, if approved, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which will be available to us beginning on July 1, 2015 and ending on the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

To date, we have invested substantially all of our efforts and financial resources in the research, development and potential commercialization of Patiromer FOS, which is currently our lead product candidate and only product candidate to reach clinical trials. Our near-term prospects, including our ability to finance our operations and generate revenue, will depend heavily on FDA approval of Patiromer FOS and its commercial success. The commercial success of Patiromer FOS will depend on a number of factors, including the following:

•	the timely review and approval of our NDA for Patiromer FOS by the FDA;
•	whether we are required by the FDA to conduct additional clinical trials prior to any approval to market Patiromer FOS;
•	the prevalence and severity of adverse side effects of Patiromer FOS;
•	the timely receipt of necessary marketing approvals from foreign regulatory authorities;
•	our ability to identify, recruit, hire, train, incentivize and retain a commercial and medical affairs organization, including sales representatives, with appropriate technical expertise;
•

the ability of our third-party manufacturers to manufacture quantities of Patiromer FOS using commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•

the ability of our third-party manufacturers to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMPs;

•	our ability to ensure that the entire supply chain efficiently and consistently delivers Patiromer FOS to meet anticipated demand in both inpatient and outpatient prescribing settings;
•

our ability to effectively execute our plans for potential commercial launch, including, for example, raising awareness regarding the need for hyperkalemia management and the benefits, administration and use of Patiromer FOS, ensuring acceptance of Patiromer FOS as safe and effective by the medical community as well as government and commercial payers, ensuring adoption of Patiromer FOS by target physicians, ensuring healthcare professionals and patients have timely access to Patiromer FOS, ensuring affordability of Patiromer FOS for patients, and developing effective education and support programs to enable patient initiation and adherence;

•	achieving and maintaining compliance with all regulatory requirements applicable to Patiromer FOS;
•	receiving a product label that allows for the successful promotion of Patiromer FOS;
•	access to a sufficient number of target physicians to prescribe Patiromer FOS;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our ability to obtain and sustain an adequate level of formulary coverage for Patiromer FOS by government and commercial payers;
•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
•	our ability to enforce our intellectual property rights in and to Patiromer FOS;
•	our ability to avoid third-party patent interference or patent infringement claims; and
•	a continued acceptable safety profile of Patiromer FOS following any regulatory approval.

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

To gain approval to market a drug product, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication applied for in the NDA or other respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or following, clinical trials even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

Our business currently depends entirely on the successful development, regulatory approval and commercialization of our lead product candidate, Patiromer FOS. Based on the results of our eight clinical trials, including our Phase 2b and pivotal Phase 3 clinical trials, we submitted our NDA to the FDA in October 2014 seeking marketing approval for the use of Patiromer FOS for the treatment of hyperkalemia and the FDA accepted our NDA for filing in December 2014.

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

Based on these factors, the FDA may request additional information from us, including data from additional clinical and/or non-clinical trials, and, ultimately, may not grant marketing approval for Patiromer FOS.

The denial or delay of regulatory approval for Patiromer FOS would prevent or delay commercialization of Patiromer FOS and adversely impact our ability to generate revenue, our business and our results of operations.

If we do not receive approval of our NDA or foreign marketing authorization for Patiromer FOS, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize Patiromer FOS. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, and such regulations differ from country to country. We are not permitted to market Patiromer FOS in the U.S. until we receive approval of our NDA from the FDA.

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
•

the FDA’s or the applicable foreign regulatory agency’s failure to approve our processes/systems at our corporate facility, or the manufacturing processes or third-party manufacturers with which we contract, which will also be inspected by the FDA in connection with the review of our NDA; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Even if we receive approval of our NDA or foreign marketing authorization for Patiromer FOS, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve Patiromer FOS for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of Patiromer FOS. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of Patiromer FOS and would have a material adverse impact on our business and prospects.

We currently have limited commercial and medical affairs capabilities and no sales capabilities. If we are unable to build these capabilities on our own or through third parties, we will not be able to successfully commercialize Patiromer FOS, if approved, or any future product candidates or generate product revenue.

We currently have limited commercial and medical affairs capabilities and no sales capabilities, and we have no experience commercializing a pharmaceutical product. Our ability to build effective commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:

•	identify, recruit, hire, train, incentivize and retain a significant number of commercial and medical affairs personnel, including a specialty sales force with appropriate technical expertise;
•

train our sales representatives, who will have no prior experience with our company or Patiromer FOS, to deliver clear and compelling messages regarding Patiromer FOS and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing it;

•	ensure our commercial customer-facing team, including sales, market access, and field logistics professionals, effectively build relationships with their respective customers;
•	manage a geographically dispersed national commercial customer-facing organization; and
•	manage our significant projected growth and the integration of new personnel.

Building our commercial and medical affairs capabilities may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes or preventing us from building these capabilities to the desired levels. Any failure or delay in building these capabilities will adversely impact the successful commercialization of Patiromer FOS or any future product candidate.

In addition, given our lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial specialty sales force may be materially less than the actual number of sales representatives required to successfully commercialize Patiromer FOS. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of Patiromer FOS. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Patiromer FOS, and any such arrangements may result in lower product revenue than if we directly sold and distributed Patiromer FOS and some or all of the product revenue we receive will depend upon the efforts of third parties, and these efforts may not be successful. If we are unable to build our commercial and medical affairs capabilities, either on our own or through collaborations with one or more third parties, we may be unable to successfully commercialize Patiromer FOS or any future product candidate, and our revenue will suffer and we will incur significant additional losses.

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

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of Patiromer FOS and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that will be conducted now that our NDA has been accepted for filing or after we submit relevant foreign regulatory applications, approve our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product for Patiromer FOS, or any future product candidates.

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

We and our third-party suppliers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize Patiromer FOS. For example, we have analyzed the impurities identified in the manufactured registration batches of Patiromer FOS and we believe the levels of impurities, including the levels of genotoxic and special toxicological concern impurities, are below the suggested guidance recommendations; however, toxicological assessments might change based on our future findings. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

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

We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We have contracted with a third-party logistics company to warehouse these products and distribute them to pharmacies and wholesale distributors who will supply Patiromer FOS to the market. We will require that Patiromer FOS be maintained at a controlled refrigerated temperature throughout the distribution chain. This distribution chain will require significant coordination among our manufacturing, supply-chain and finance teams, as well as commercial departments, including market access, sales, and marketing. In addition, failure to secure contracts with appropriate pharmacy providers and/or wholesale distributors could negatively impact the distribution of Patiromer FOS, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of Patiromer FOS will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of cold chain logistics and a distribution network for Patiromer FOS involves certain risks, including, but not limited to, risks that distributors or pharmacies may:

•	not effectively manage inventory creating delays in product fulfillment to patients or hospitals and/or inventory loss;
•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Patiromer FOS, or any product related complaints;
•	not effectively sell or support Patiromer FOS with sufficient cold storage or accordance with class of trade rules;
•	reduce or discontinue their efforts to sell or support Patiromer FOS;
•	not devote the resources necessary to sell Patiromer FOS in the volumes and within the time frames that we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

Patiromer FOS has a limited room temperature shelf life, and if we do not effectively maintain our cold chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

Even if Patiromer FOS or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community.

Even if we obtain FDA or other regulatory approvals, Patiromer FOS or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Patiromer FOS may not gain market acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community. Market acceptance of Patiromer FOS or any future product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;
•	the prevalence and severity of any side effects and overall safety profile of the product;
•	the clinical indications for which the product is approved;
•	advantages over existing therapies, such as, in the case of Patiromer FOS, sodium polystyrene sulfonate (e.g., Kayexalate®) and competitive products that may receive regulatory approval in the future;
•	acceptance by physicians and patients of the product as a safe and effective chronic daily treatment;
•	relative convenience and ease of administration of our products;
•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of payers and patients;
•	relative convenience and ease of administration;

•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;
•	the strength of our marketing and distribution organizations; and
•	sufficient third-party coverage or reimbursement.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our results of operations.

Patiromer FOS, if approved, may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of Patiromer FOS for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, ZS Pharma, Inc., or ZS Pharma, is developing a zirconium silicate particle to treat hyperkalemia referred to as ZS-9, which recently completed a pivotal Phase 3 clinical trial. ZS Pharma has announced that it intends to submit a NDA for ZS-9 to the FDA in the first half of 2015. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Patiromer FOS is worthwhile and is a superior alternative to existing or new therapies for hyperkalemia.

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

If we fail to obtain and sustain an adequate level of payer formulary access and/or reimbursement for our products, sales would be adversely affected.

We expect patients who have hyperkalemia to need treatment with Patiromer FOS throughout their lifetimes, but anticipate that most patients will not be capable of paying for the entire cost of treatment themselves. There will be no commercially viable market for Patiromer FOS without formulary access and reimbursement from third-party government and commercial payers. Additionally, even if there is a commercially viable market, if the level of access and/or reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell Patiromer FOS or any future products into our target markets. Even if we do obtain formulary approval, third-party payers, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the U.S. health care industry is toward cost containment. Large government and commercial payers and pharmacy benefits managers are exerting increasing influence on decisions regarding the use of and access to particular treatments. Such third-party payers, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products.

Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. If the prices for our products decrease or if governmental and other third-party payers do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

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

We will need to significantly increase the size of our organization, and we may experience difficulties in achieving and managing our projected growth.

As of December 31, 2014, we had 115 full-time employees. We will need to significantly increase the size of our organization, including our commercial personnel, in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials and commercialization activities. Our need to effectively execute our growth strategy requires that we:

•	expand our general and administrative and sales and marketing organizations;
•	identify, recruit, hire, train, incentivize, retain and integrate a significant number of additional employees;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

Our management, personnel, systems and facilities currently in place may not be adequate to achieve and manage our projected growth.

If we fail to attract and retain senior management, we may be unable to successfully develop Patiromer FOS or any future product candidates, conduct our clinical trials and commercialize Patiromer FOS or any future product candidates.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computer systems make them vulnerable to breakdown, malicious intrusion and computer viruses. We have developed systems and processes that are designed to protect our information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach; however, such measures cannot provide absolute security, and we have taken, and will take, additional security measures to protect against any future intrusion. Any failure to protect against breakdowns, malicious intrusions and computer viruses may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

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

We incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payers, if applicable.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market Patiromer FOS or any future product candidate in the U.S. until we receive approval of an NDA from the FDA. Although our NDA has been accepted for filing by the FDA, we have not obtained marketing approval for Patiromer FOS anywhere in the world. Obtaining regulatory approval to commercialize a product candidate can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, as reauthorized by the Food and Drug Administration Safety and Innovation Act in 2012, the FDA reviews new drugs on two distinct timelines for standard review and priority review. For certain drugs subject to standard review, such as Patiromer FOS, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the 60 day filing date of an NDA. The FDA assigned a target action date of October 21, 2015 for the Patiromer FOS NDA. However, the review process and the PDUFA target action date may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the original NDA submission. The FDA’s review goals are subject to change, and the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period.

The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an Advisory Committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. In connection with the acceptance of our NDA for Patiromer FOS, the FDA has indicated it does not currently plan to convene an Advisory Committee for advice regarding our NDA; however, this decision is not guaranteed and the FDA may revisit its position upon further review of our NDA.

As part of its review of the NDA, the FDA may inspect the facility or the facilities where the drug is manufactured to ensure compliance with cGMPs. Additionally, the FDA will typically inspect one or more clinical sites and/or the Sponsor to assure compliance with GCPs before approving an NDA based on clinical data. Depending on the outcome of any FDA inspections and the FDA’s findings, we may receive, and be required to respond to, observations contained in an FDA Form 483 issued by the FDA setting forth conditions observed which the investigator believes constitute deviations from applicable law or regulations. Depending on the results of the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities, the FDA will issue either an approval letter, authorizing commercial marketing of the drug for a specified indication, or a Complete Response Letter, containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA’s evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA.

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

We are seeking regulatory approval for Patiromer FOS in the U.S. for the treatment of hyperkalemia. In the future, we may attempt to develop and seek regulatory approval to promote and commercialize Patiromer FOS outside of the U.S. For example, we plan to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Patiromer FOS in late 2015 or early 2016. In order to obtain approvals outside of the U.S., we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to establish the commercial infrastructure or pursue a collaboration arrangement that would be necessary to promote and commercialize Patiromer FOS outside of the U.S. If we do not obtain regulatory approvals for Patiromer FOS in foreign jurisdictions, our ability to expand our business outside the U.S. will be severely limited.

Our failure to obtain regulatory approvals in foreign jurisdictions for Patiromer FOS would prevent us from marketing our products internationally.

In order to market any product in the European Economic Area, or EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a MAA. Before granting the MAA, the EMA, or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

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

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; and

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

We may from time to time issue additional shares of our common stock or securities convertible into our common stock, including in future financings or similar arrangements. For example, we have issued approximately 6.5 million shares of our common stock through registered offerings pursuant to our shelf-registration statement filed in December 2014. If we issue additional shares of our common stock, our stockholders may experience immediate dilution and, as a result, our stock price may decline.

If we do not achieve our publicly disclosed milestones or goals within the expected timing, our stockholders may lose confidence in our ability to achieve future success and, as a result, our stock price may decline.

From time to time, we may publicly disclose information related to certain anticipated company milestones or goals and estimated timing for achieving them, including clinical, regulatory, commercial and partnering milestones or goals. However, we may fail to achieve these milestones or goals, or fail to do so within the expected timing or as projected by the analysts who follow us, and our stockholders and potential stockholders may lose confidence in our ability to achieve future success. As a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 45% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 1, 2015, and after giving effect to our underwritten public offering of 4,485,000 shares in March 2015, we have outstanding a total of approximately 41.3 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO,  our public offering in April 2014, our at-the-market offering, and our public offering in March 2015 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

The lock-up agreements pertaining to our public offering in March 2015 will expire on or before May 26, 2015, following which up to 8.9 million additional shares of common stock will become eligible for sale in the public market, subject to any additional restrictions, all of which shares are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of December 31, 2014, approximately 5.4 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

•	the required approval of at least 66 2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
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
•

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

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

We may be required to pay severance benefits to our employees who are terminated in connection with a change in control, which could harm our financial condition or results.

Each of our executive officers is party to an employment agreement, and each of our other employees is party to an agreement or participates in a plan, that provides change in control severance benefits including cash payments for severance and other benefits and acceleration of vesting of stock options and restricted stock units in the event of a termination of employment in connection with a change in control of us. The payment of these severance benefits could harm our financial condition and results. The accelerated vesting of options and restricted stock units could result in dilution to our existing stockholders and harm the market price of our common stock. In addition, these potential severance benefits may discourage or prevent third parties from seeking a business combination with us.

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

As of December 31, 2014, we had net operating loss carryforwards of approximately $240.1 million and $234.3 million for both U.S. federal and California income tax purposes, respectively, which begin to expire in 2027 for U.S. federal income tax purposes and 2017 for California income tax purposes. If a corporation undergoes an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, the corporation may be subject to annual limits on its ability to utilize its net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of the corporation’s stock in excess of 50 percentage points on a cumulative basis during a three-year period by persons owning 5% or more of the corporation’s total equity value. We have performed an initial analysis under Section 382 of the Code and believe that we have in the past experienced ownership changes that will result in a limitation on our ability to utilize our net operating loss carryforwards. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2014 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. Our net operating loss carryforwards may also be subject to further limitations in the future as a result of additional ownership changes, including if we experience an ownership change as a result of our public offering in March 2015.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices are currently located in Redwood City, California, and consist of approximately 80,000 square feet of leased office and laboratory space under a lease that expires on January 31, 2025. We believe that our existing facilities are adequate for our current needs; however, we may require additional space and facilities as our business expands.

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

	High	Low
2013
Fourth Quarter (from November 15, 2013)	$30.45	$11.55

2014
First Quarter	$52.74	$22.11
Second Quarter	$30.18	$18.65
Third Quarter	$28.30	$20.06
Fourth Quarter	$35.00	$17.60

Holders

As of March 3, 2015, there were approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on November 15, 2013 (the first day of trading of our common stock), through December 31, 2014 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return

Among Relypsa, Inc., the NASDAQ Composite

Index, and the NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities

From January 1, 2014 through December 31, 2014, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in a Quarterly report on Form 10-Q or Current Report on Form 8-K.

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

We derived the selected statement of operations data for the years ended December 31, 2014, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2014, 2013, 2012 and 2011 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Operating expenses:
Research and development	$50,227	$58,971	$36,052	$20,363
General and administrative	27,914	11,940	7,285	5,164
Total operating expenses	78,141	70,911	43,337	25,527
Loss from operations	(78,141)	(70,911)	(43,337)	(25,527)
Interest and other income (expense), net	149	(1,481)	(382)	123
Interest expense	(1,896)	(1,453)	(6)	(419)
Net loss	(79,888)	(73,845)	(43,725)	(25,823)
Deemed dividend to preferred stockholders	—	(7,336)	(18,716)	—
Net loss attributable to common stockholders	$(79,888)	$(81,181)	$(62,441)	$(25,823)
Net loss per share attributable to common stockholders, basic and diluted	$(2.43)	$(22.42)	$(205.45)	$(104.33)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	32,837,508	3,620,235	303,927	247,507

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$135,757	$94,759	$54,355	$28,543
Working capital	122,291	78,828	27,922	25,660
Total assets	151,839	106,031	64,132	30,484
Debt	15,912	13,670	—	—
Convertible preferred stock warrant liability	—	—	19,529	348
Convertible preferred stock	—	—	177,418	112,847
Accumulated deficit	(305,728)	(225,840)	(147,384)	(98,586)
Total stockholders’ equity (deficit)	118,461	74,850	(147,361)	(86,275)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases. Our lead product candidate, Patiromer for Oral Suspension, or Patiromer FOS, is for the treatment of hyperkalemia, a serious condition defined as abnormally elevated levels of potassium in the blood. Our New Drug Application, or NDA, for Patiromer FOS was accepted for filing by the U.S. Food and Drug Administration, or FDA, in December 2014. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date of October 21, 2015 for completion of review for our NDA. The FDA has indicated it does not currently plan to convene an Advisory Committee for advice regarding our NDA. The NDA is supported by eight clinical trials, including a two-part Phase 3 pivotal program that was conducted under a Special Protocol Assessment, or SPA, as well as a Phase 2b trial that evaluated Patiromer FOS in patients for up to one year. Each of these trials met both its primary and secondary efficacy endpoints, with the results being both statistically significant and clinically meaningful. The product candidate is administered as a convenient oral suspension powder.

Since commencing operations in October 2007, we have devoted substantially all our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including Patiromer FOS, and we have devoted substantially all of our financial resources to the clinical development of Patiromer FOS. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through December 31, 2014, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

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

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market offering at an average price of $32.17 for an aggregate offering price of $16.6 million, and we received aggregate net proceeds of $16.1 million.

During January and February 2015, we sold 1,549,910 shares pursuant to our at-the-market offering at an average price of $34.48 for an aggregate offering price of $53.4 million, and we received aggregate net proceeds of $51.8 million. As of the date of this Annual Report on Form 10-K, we have exhausted our current at-the-market offering in full.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.3 million. We estimate net proceeds from the offering to be $161.9 million, after deducting the underwriting discount and estimated offering expenses.

We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $305.7 million. We incurred net losses of approximately $79.9 million, $73.8 million and $43.7 million in the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur net operating losses for at least the next two years, as we continue our development of, seek regulatory approval for, and if approved, begin to commercialize, Patiromer FOS. We will need additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Patiromer FOS was developed utilizing our proprietary polymer drug discovery technology, which we acquired pursuant to an Intellectual Property License and Assignment Agreement and an Exchange Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen, Inc., or Amgen. In November 2009, we entered into an Amended and Restated License and Assignment Agreement pursuant to which we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, including Patiromer FOS. In March 2013, we satisfied our sole milestone payment obligation with respect to patiromer with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. We have global royalty-free commercialization rights to patiromer, the treatment of which has intellectual property protection in the U.S. until at least 2030. If approved by the FDA, we plan to commercialize Patiromer FOS for hyperkalemia in the U.S. with a specialty sales force targeting primarily nephrologists, cardiologists, and hospitals.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently use third-party clinical research organizations, or CROs, to carry out our clinical trials and we are currently building a sales organization. We expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of Patiromer FOS, as well as for commercialization and marketing related activities as we prepare for a possible commercial launch of Patiromer FOS.

Polymeric-based drugs like Patiromer FOS generally require large quantities of drug substance as compared to small molecule drugs. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of Patiromer FOS, enabling us to achieve gross margins similar to those achieved by other companies who produce non-absorbed polymeric drugs.

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

•	costs related to production of clinical supplies, including fees paid to contract manufacturers;
•	costs related to compliance with drug development regulatory requirements, including FDA and other regulatory agency fees and stock-based compensation for consultants;
•	costs related to pre-commercialization manufacturing activities, such as manufacturing process validation activities and the manufacturing of commercial supply;
•	a one-time milestone payment of $12.5 million made pursuant to our IP License and Assignment Agreement; and
•	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development expenses to operations as they are incurred. We are focusing substantially all of our resources and development efforts on the development of Patiromer FOS. We expect to continue to make substantial investments in research and development activities during 2015 as we pursue regulatory approval of Patiromer FOS in the United States and prepare for a possible commercial launch of Patiromer FOS, which will require a significant investment in contract manufacturing and inventory build-up related costs. We are unable to predict with any certainty when or if Patiromer FOS will receive regulatory approval in the United States. We currently have no pharmaceutical products that have received marketing approval, and we have generated no revenues to date from the sale of such products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense for personnel in our executive, finance, commercial, information technology, medical affairs, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, travel expenses, and professional fees for auditing, tax and legal services. We expect our general and administrative expenses to increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of Patiromer FOS and to support our operations as a public company. These increased expenses associated with being a public company may include, among other things, increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest and Other Income (Expense), Net

Interest income consists primarily of interest received or earned on our cash, cash equivalents and short-term investments balances. During 2013 and 2012, other income (expense) primarily includes gains and losses from the re-measurement of our liabilities related to our convertible preferred stock warrants. Upon the closing of the IPO in November 2013, we performed a final re-measurement of the preferred stock warrants issued and recorded the impact of the re-measurement to interest and other income (expense), net. All of the remaining preferred stock warrants that were not exercised in conjunction with the IPO were converted to warrants to purchase common stock as a result of the IPO. These warrants are no longer being re-measured after the closing of the IPO.

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

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. We determine the actual expense accrual through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors. Through December 31, 2014, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Contract Manufacturing Accruals

All contract manufacturing costs for Patiromer FOS are a component of research and development expenses as we pursue regulatory approval. We accrue and expense contract manufacturing activities performed by third parties based upon actual work or the estimated amount of work completed in accordance with agreements established with contract manufacturing organizations. We determine the actual costs or estimates of the costs through discussions with internal personnel and external service providers as to the manufacturing activities that were performed or completed and the agreed-upon fee to be paid for such services.

Stock-Based Compensation

We account for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures. Forfeiture estimates are adjusted to the extent that actual forfeitures differ from the prior estimates. The fair value of restricted stock unit awards used in our expense recognition method is based on the number of shares granted and the closing price of our common stock on the date of the grant. Such value is recognized as an expense over the service period using the straight-line method, net of estimated forfeitures. We adopted an employee stock purchase plan (ESPP) on November 2013 and in August 2014, the ESPP was initiated, pursuant to which eligible employees can purchase shares of the Company’s common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each award is estimated on the first day of the offering period using the Black-Scholes option pricing model and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures.

We record the expense attributable to nonemployee services paid with share-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the options vest, and the expense is recognized over the period during which services are received.

Total stock-based compensation expense recorded in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$5,702	$2,435	$485
General and administrative	3,993	1,474	692
	$9,695	$3,909	$1,177

As of December 31, 2014, we had $32.6 million of unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over an estimated weighted-average period of 3.0 years. For awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we grant additional stock-based awards to attract and retain our employees.

Significant Factors, Assumptions and Methodologies Used in Determining the Estimated Fair Value of Our Stock Options

We estimate the fair value of our stock option based awards to employees and directors using the Black-Scholes option pricing model. The Black-Scholes model requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk free interest rate and (d) expected dividends. Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies, which are publicly-traded. When selecting these public companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of our stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have never paid, and do not expect to pay, dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted to employees using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted-average exercise price of options granted	$25.63	$7.91	$3.96
Expected volatility	87-109%	95-110%	87-95%
Expected term (in years)	6	6	6
Risk-free rate	1.6-2.0%	1.1-1.8%	0.8-1.1%
Expected dividends	0%	0%	0%

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

Net Operating Loss Carryforwards

As of December 31, 2014, we had net operating loss carryforwards of approximately $240.1 million and $234.3 million that may be available, subject to the limitations described below, to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively.

Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. We have performed an initial analysis under Section 382. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2014 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is finalized, the deferred tax asset-schedule and associated valuation allowance will be updated. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

As of December 31, 2014, we had research and development credit carryforwards of approximately $5.2 million and $5.6 million available to reduce future tax expense, if any, for federal and California state income tax purposes, respectively. The federal credits expire beginning in 2027, and the California credits carry forward indefinitely.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$50,227	$58,971	$(8,744)	15%
General and administrative	27,914	11,940	15,974	134
Total operating expenses	78,141	70,911	7,230	10
Loss from operations	(78,141)	(70,911)	(7,230)	10
Interest and other income (expense), net	149	(1,481)	1,630	110
Interest expense	(1,896)	(1,453)	(443)	30
Net loss	$(79,888)	$(73,845)	$(6,043)	8%

Research and Development. During the year ended December 31, 2014, research and development expenses decreased $8.7 million, or 15% as compared to 2013. The decrease was primarily the result of a $12.5 million milestone payment we made to Amgen in March 2013 pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for Patiromer FOS. In addition, our clinical trial costs decreased by $10.1 million primarily due to the completion in 2013 of our Phase 3 and Phase 2 clinical trials. This decrease in clinical trial costs were partially offset by the costs associated with our Phase 1 clinical trial that was conducted during 2014 and data management to support the NDA filing. These decreases were partially offset by increases in personnel costs and stock-based compensation of $4.5 million, $3.4 million in outside services to assist with preparing and filing the NDA, $2.3 million in ongoing manufacturing activities, and an NDA fee of $2.3 million that was paid in October 2014.

General and Administrative. During the year ended December 31, 2014, general and administrative expenses increased $16.0 million, or 134% as compared to 2013. The increase was primarily due to an increase of $7.4 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support our expanding operations. Furthermore, we incurred increases in service provider expenses of $3.4 million for commercial and marketing activities, $1.7 million in insurance expenses and fees as a result of becoming a public company and $1.2 million in professional and consulting fees.

Interest and Other Income (Expense), Net. During the year ended December 31, 2014, interest and other expense, net changed by $1.6 million as compared to 2013. The net change is primarily due to a charge we incurred in 2013 related to the increased value of outstanding warrants to purchase our Series C-1 preferred stock. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Interest Expense. During the year ended December 31, 2014, interest expense increased $0.4 million as compared to 2013. The increase is due to interest expense associated with our $15.0 million loan under our term loan amended and restated in May 2014 and our equipment line of credit.

Comparison of the Years Ended December 31, 2013 and 2012

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

General and Administrative. During the year ended December 31, 2013, general and administrative expenses increased $4.7 million, or 64% as compared to 2012. The increase was primarily due to an increase of $2.0 million in costs related to commercial, marketing and medical affairs activities as we prepare for a potential commercial launch of Patiromer FOS and an increase of $2.0 million in personnel costs resulting from an increase in headcount and stock-based compensation. Furthermore, we incurred an additional $0.3 million in professional fees in preparation for and as a result of becoming a public company.

Interest and Other Income (Expense), Net. During the year ended December 31, 2013, interest and other expense, net changed by $1.1 million as compared to 2013. The change is primarily due to the increase in other expenses related to the increased value of warrants to acquire convertible preferred stock that were issued in connection with our preferred stock financings, capital loan and equipment line of credit.

Interest Expense. During the year ended December 31, 2013, interest expense increased $1.4 million as compared to 2013. The increase is due to interest expense associated with our $12.5 million loan drawn in January 2013 under our term loan and our equipment line of credit.

Liquidity and Capital Resources

Since inception through December 31, 2014, our operations have been financed primarily through net proceeds of $380.9 million pursuant to our public offerings, sales of shares of our convertible preferred stock, the issuance of promissory notes, and shares sold pursuant to the shelf registration statement. In addition, we have received financing through our capital loans and equipment lines of credit. As of December 31, 2014, we had $135.8 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

During January 2015, we sold 1,302,960 shares pursuant to our at-the-market offering at an average price of $34.45 for which we received aggregate net proceeds of $43.5 million.  As of January 31, 2015, we had $174.5 million of cash, cash equivalents and short-term investments.  During February 2015, we sold an additional 246,950 shares at an average price of $34.65 for which we received aggregate net proceeds of $8.3 million.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.3 million. We estimate net proceeds from the offering to be $161.9 million, after deducting the underwriting discount and estimated offering expenses. As adjusted for our January and February 2015 at-the-market offering and our underwritten offering that closed during March 2015, our December 31, 2014 cash, cash equivalents and short-term investments was $349.5 million. See Note 15 to our audited financial statements for an as-adjusted presentation of certain balance sheet items.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $305.7 million. We incurred net losses of approximately $79.9 million, $73.8 million and $43.7 million in the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue to incur net operating losses for at least the next two years, as we continue our development of, seek regulatory approval for, and if approved, begin to commercialize, Patiromer FOS. We will need additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by
Operating activities	$(70,862)	$(62,640)	$(35,510)
Investing activities	(108,835)	35,335	(28,478)
Financing activities	115,202	106,843	63,960
Net (decrease) increase in cash and cash equivalents	$(64,495)	$79,538	$(28)

Cash Flows from Operating Activities. Net cash used in operating activities was $70.9 million for the year ended December 31, 2014 and consisted primarily of our net loss of $79.9 million, less noncash charges such as stock-based compensation expense, depreciation and amortization, and accretion of final debt payment of $9.7 million, $5.5 million, and $0.5 million, respectively. The significant uses of cash based on the change in operating assets and liabilities include increases in other assets and prepaids and other assets of $5.7 million and $1.1 million, respectively and decreases in deferred rent and accounts payable of $2.9 million and $1.6 million, respectively. These uses of cash were partially offset by an increase of $4.6 million in accrued and other liabilities.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2014 was $108.8 million and was primarily due to the purchase of investments of $163.2 million and purchases of fixed assets of $2.6 million. These uses of cash were partially offset by maturities of short-term investments of $57.0 million.

Net cash provided by investing activities for the year ended December 31, 2013 was $35.3 million and consisted primarily of short-term investments of $49.2 million that matured during the year. The cash provided by investing activities was partially offset by purchases of investments of $10.1 million and purchases of fixed assets of $3.8 million.

Net cash used in investing activities for the year ended December 31, 2012 was $28.5 million and consisted primarily of purchases of short-term investments of $46.2 million and purchases of fixed assets of $2.7 million, partially offset by proceeds from the maturities of short-term investments of $20.4 million.

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2014 was $115.2 million and consisted primarily of net proceeds from our April 2014 follow on offering of $94.6 million, net proceeds from the sale of shares of securities registered pursuant to the shelf registration statement of $16.1 million, $14.5 million in proceeds from our capital loan, and proceeds from common stock option exercises of $2.9 million. These proceeds were partially offset by payments under our capital loan of $12.5 million and payments under our equipment line of credit of $0.4 million.

Net cash provided by financing activities for the years ended December 31, 2013 and 2012 was $106.8 million and $64.0 million, respectively. For the year ended December 31, 2013 net cash provided by financing activities consisted primarily of net proceeds from our IPO of $78.0 million, $15.0 million in proceeds from the sale of our Series C-2 convertible preferred stock, $12.4 million from our capital loan, and $1.2 million from our equipment line of credit. These proceeds were partially offset by payments under our equipment line of credit. For the year ended December 31, 2012, net cash provided by financing activities consisted mainly of the net proceeds from the issuance of our convertible preferred stock of $64.6 million, partially offset by principal payments under a capital loan and an equipment line of credit $0.8 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we expect to continue to incur net losses for at least the next few years. We expect our cash expenditures to increase in the near term as we pursue regulatory approval of Patiromer FOS, expand U.S. commercial launch preparation activities related to Patiromer FOS, including significant headcount growth and the manufacture of commercial supply, and increase our general and administrative infrastructure. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for Patiromer FOS and the costs of post-marketing studies that could be required by regulatory authorities;
•

the findings of the FDA during their routine inspections of our facilities and the facilities of our contract manufacturers and clinical trial sites during the NDA review process and our ability to promptly and adequately address any such findings;

•	the costs of obtaining commercial supplies of Patiromer FOS;
•	our ability to successfully commercialize Patiromer FOS;
•	the manufacturing, selling and marketing costs associated with Patiromer FOS, including the cost and timing of expanding our sales and marketing capabilities;
•	the amount of sales and other revenues from Patiromer FOS, if approved, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which will be available to us on July 1, 2015 and ending on the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for Patiromer FOS or any future product candidate;
•	our research and development activities; or
•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Patiromer FOS or any future product candidate.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$19,992	$1,567	$18,425	$—	$—
Operating lease obligations(3)	35,875	2,309	9,958	10,953	12,655
Purchase obligations(4)	230,842	45,266	121,375	64,201	—
Total contractual obligations	$286,709	$49,142	$149,758	$75,154	$12,655

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
(4)

The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with LANXESS Corporation, under our Manufacturing and Supply Agreement (DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formally DSM Fine Chemicals Austria NFG GMBH & Co. KG, and under our Supply Agreement with Patheon (Patheon Supply Agreement). These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies. Per the terms of the Lanxess Supply Agreement, we will be required to purchase an additional $12.3 million of drug substance from Lanxess if Lanxess meets certain requirements as defined by the Lanxess Supply Agreement. The additional $12.3 million payment has been excluded from the table above.

Purchase Commitments

Our material non-cancelable purchase commitments with contract manufacturers or service providers are with Lanxess, DPx Fine Chemicals, and Patheon. Lanxess and DPx Fine Chemicals serve as commercial manufacturers and suppliers of the active pharmaceutical ingredient for Patiromer FOS and provide manufacturing services in relation to Patiromer FOS. Patheon serves as a commercial manufacturer and supplier of the bulk and finished drug product, we refer to as Patiromer FOS. Other than the foregoing purchase commitment, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million will be interest only through January 2016 followed by 30 months of equal monthly payments of interest and principal. Due to acceptance of our New Drug Application for Patiromer FOS by the U.S. Food and Drug Administration in December 2014, the interest only payment period was extended until January 2016 and we may, at our option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69. The Amended Loan

Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of December 31, 2014, principal of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

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

In accordance with the terms of the equipment line of credit, we issued a warrant to Silicon Valley Bank in May 2013 to purchase 6,968 shares of our Series C-1 convertible preferred stock at an exercise price per share of $9.1848, which was converted to warrants to purchase 6,968 shares of common stock upon our IPO.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of December 31, 2014, principal of $0.6 million was outstanding under the line of credit, and we were in compliance with all required covenants.

Operating Lease

On June 26, 2014, we entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that will serve as our new principal executive offices. We currently lease office and laboratory space located in Redwood City, California pursuant to a lease dated September 7, 2012 (the Existing Lease) that commenced on January 1, 2013.

The Lease commenced on February 1, 2015, upon the premises being ready for occupancy by us following the Landlord’s construction of certain improvements to the premises required under the Lease.  The Existing Lease terminates 60 days after the lease commencement date, and we will not be obligated to pay any base rent, expenses or other fees under the Existing Lease during the 60-day period after the Lease commences. The Lease terminates 10 years after the lease commences and we have an option to extend the Lease for an additional five years upon written notice to Landlord.

We are entitled to a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. We are also entitled, at our election, to an additional allowance of approximately $2.2 million for certain move and tenant improvement related costs incurred by us prior to the second anniversary of the Lease commencement. In the event we elect to use all or any portion of the additional allowance, the base rent will increase.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. We early adopted this standard for the period covered by the report herein.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter.  We has not yet determined the effect of the adoption of this standard will have on our consolidated financial statements.

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

Interest Rate Risk

As of December 31, 2014, we had cash, cash equivalents and short-term investments of $135.8 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control    over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of    Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the    preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes    those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the applicable information set forth in “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Corporate Governance,” “Non-Employee Director Compensation” and “Executive Compensation” which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Accounting Firm” which will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC.

Relypsa, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Relypsa, Inc.

We have audited the accompanying consolidated balance sheets of Relypsa, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Relypsa, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 11, 2015

Relypsa, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$30,264	$94,759
Short-term investments	105,493	—
Restricted cash	268	—
Other receivables	425	241
Prepaid expenses and other current assets	2,756	1,657
Total current assets	139,206	96,657
Restricted cash	686	—
Property and equipment, net	3,467	5,624
Intangible assets	—	14
Other assets	8,480	3,736
Total assets	$151,839	$106,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,156	$4,736
Accrued payroll and related expenses	4,393	1,794
Accrued liabilities	7,778	5,947
Deferred rent, current portion	1,156	640
Line of credit	432	408
Capital loan	—	4,304
Total current liabilities	16,915	17,829
Long-term liabilities:
Deferred rent, long-term	983	4,394
Line of credit	267	630
Capital loan	15,213	8,328
Total liabilities	33,378	31,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at December 31, 2014 and 2013, respectively; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock: $0.001 par value; 300,000 shares authorized at December 31, 2014 and 2013; 35,045 and 29,710 shares issued and outstanding at December 31, 2014 and 2013, respectively	35	30
Additional paid-in capital	424,175	300,660
Accumulated other comprehensive income	(21)	—
Accumulated deficit	(305,728)	(225,840)
Total stockholders’ equity	118,461	74,850
Total liabilities and stockholders’ equity	$151,839	$106,031

Relypsa, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$50,227	$58,971	$36,052
General and administrative	27,914	11,940	7,285
Total operating expenses	78,141	70,911	43,337
Loss from operations	(78,141)	(70,911)	(43,337)
Interest and other income (expense), net	149	(1,481)	(382)
Interest expense	(1,896)	(1,453)	(6)
Net loss	(79,888)	(73,845)	(43,725)
Deemed dividend to preferred stockholders	—	(7,336)	(18,716)
Net loss attributable to common stockholders	$(79,888)	$(81,181)	$(62,441)
Net loss per share attributable to common stockholders, basic and diluted	$(2.43)	$(22.42)	$(205.45)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	32,837,508	3,620,235	303,927

See accompanying notes.

Relypsa, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(79,888)	$(73,845)	$(43,725)
Other comprehensive (loss):
Unrealized (loss) gain on available-for-sale securities, net of tax	(21)	(23)	15
Total comprehensive loss	$(79,909)	$(73,868)	$(43,710)

See accompanying notes.

Relypsa, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

						Accumulated		Total
					Additional	Other		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2011	8,982	$112,847	270	$—	$12,303	$8	$(98,586)	$(86,275)

Issuance of Series C-1 convertible preferred stock for cash, net of issuance costs of $429	7,077	64,571	—	—	—	—	—	—
Series C-1 warrants deemed dividend	—	—	—	—	(13,643)	—	(5,073)	(18,716)
Exercise of stock options	—	—	40	—	163	—	—	163
Stock-based compensation	—	—	—	—	1,177	—	—	1,177
Unrealized gain on investments	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—		(43,725)	(43,725)
Balance at December 31, 2012	16,059	177,418	310	—	—	23	(147,384)	(147,361)

Issuance of Series C-2 convertible preferred stock for cash, net of issuance costs of $17	1,633	14,983	—	—	—	—	—	—
Series C-2 warrants deemed dividend	—	—	—	—	(2,725)	—	(4,611)	(7,336)
Exercise of warrants	—	—	2,573	3	394	—	—	397
Conversion of preferred stock to common stock	(17,692)	(192,401)	18,925	19	192,382	—	—	192,401
Reclassification of warrant liability	—	—	—	—	28,647	—	—	28,647
Exercise of stock options	—	—	24	—	97	—	—	97
Stock-based compensation	—	—	—	—	3,909	—	—	3,909
Issuance of 7,878 shares of common stock, net of issuance cost of $8,691	—	—	7,878	8	77,956	—	—	77,964
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—		(73,845)	(73,845)
Balance at December 31, 2013	—	—	29,710	30	300,660	—	(225,840)	74,850
Net exercise of warrants	—	—	12	—	—	—	—	—
Issuance of warrants	—	—	—	—	234	—	—	234
Exercise of stock options	—	—	677	—	2,923	—	—	2,923
Stock-based compensation	—	—	—	—	9,695	—	—	9,695
Issuance of 4,131 shares of common stock, net of issuance cost of $6,600	—	—	4,131	4	94,603	—	—	94,607
Issuance of common stock under the shelf registration statement	—	—	515	1	16,060	—	—	16,061
Unrealized loss on investments	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(79,888)	(79,888)
Balance at December 31, 2014	—	$—	35,045	$35	$424,175	$(21)	$(305,728)	$118,461

See accompanying notes.

Relypsa, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(79,888)	$(73,845)	$(43,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,492	1,088	394
Stock-based compensation	9,695	3,909	1,177
Amortization of debt discount	174	136	—
Amortization of debt issuance costs	24	32	—
Accretion of final debt payment	498	350	—
Accrued interest on capital loan	71	—	—
Revaluation of convertible preferred stock warrant liability	—	1,564	465
Changes in assets and liabilities:
Other receivables	(184)	2,742	(2,983)
Prepaid expenses and other current assets	(1,123)	(669)	9
Other assets and restricted cash	(5,698)	(3,431)	(84)
Accounts payable	(1,580)	1,264	1,483
Accrued and other liabilities	4,552	3,465	3,475
Deferred rent	(2,895)	755	4,279
Net cash used in operating activities	(70,862)	(62,640)	(35,510)
Investing activities
Purchase of investments	(163,205)	(10,087)	(46,189)
Proceeds from maturities of short-term investments	56,965	49,198	20,363
Purchase of property and equipment	(2,595)	(3,776)	(2,652)
Net cash provided (used in) by investing activities	(108,835)	35,335	(28,478)
Financing activities
Net proceeds from issuance of convertible preferred stock	—	14,983	64,571
Net proceeds from public offerings	94,607	77,964	—
Net proceeds from securities sold under shelf registration	16,061	—	—
Proceeds from common stock option exercises	2,923	97	152
Proceeds from warrant exercises	—	397	—
Net proceeds from capital loan	3,549	12,404	—
Repayment of capital loan	(1,530)	—	(691)
Net proceeds from equipment line of credit	—	1,225	—
Repayment of equipment line of credit	(408)	(227)	(72)
Net cash provided by financing activities	115,202	106,843	63,960
Net (decrease) increase in cash and cash equivalents	(64,495)	79,538	(28)
Cash and cash equivalents at beginning of period	94,759	15,221	15,249
Cash and cash equivalents at end of period	$30,264	$94,759	$15,221
Supplemental disclosures of cash flow information
Cash paid for interest	$996	$854	$5
Cash paid for taxes	1	2	1
Noncash investing and financing activities
Change in unrealized (loss) gain on short-term investments	(21)	(23)	15
Contingent put option liability	110	—	—
Issuance of warrants in connection with line of credit	—	25	—
Issuance of warrants in connection with capital loan	234	193	—
Issuance of warrants in connection with Series C financings	—	7,336	18,716
Reclassification of convertible preferred stock warrant liability due to the exercise of the warrants	—	28,072	—
Reclassification of convertible preferred stock warrant liability due to conversion to warrants to purchase common stock	—	575	—
Accounts payable related to purchase of property and equipment	—		2,520

Relypsa, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

1. Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company dedicated to the development and commercialization of new non-absorbed polymeric drugs for important applications in renal, cardiovascular and metabolic disease. Relypsa’s lead product candidate is Patiromer for Oral Suspension, or Patiromer FOS. A new drug application has been filed with the U.S. Food and Drug Administration for Patiromer FOS for the treatment of hyperkalemia and is currently under review. The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment. On October 28, 2014, Relypsa UK LTD was incorporated as a wholly-owned subsidiary of the Company.

Offerings

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

On December 4, 2014, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $70.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, the Company had sold 514,710 shares pursuant to its at-the-market offering program at an average price of $32.17 for an aggregate offering price of $16.6 million and the Company received aggregate net proceeds of $16.1 million. During January and February 2015, the Company sold an additional 1,549,910 shares at an average price of $34.48 for an aggregate offering price of $53.4 million. The Company received aggregate net proceeds of $51.8 million.

On March 3, 2015, the Company completed an underwritten public offering of 4,485,000 shares of common stock at an offering price of $38.50 per share for gross proceeds of $172.3 million. The Company estimates net proceeds from the offering to be $161.9 million, after deducting the underwriting discounts and estimated expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Relypsa and its wholly-owned subsidiary, Relypsa UK LTD, and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity

The Company has never been profitable and, as of December 31, 2014, the Company has an accumulated deficit of $305.7 million. The Company has incurred net losses of approximately $79.9 million, $73.8 million and $43.7 million in the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects to continue to incur net operating losses for at least the next two years, as the Company continues the development of, seeks regulatory approval for, and if approved, begins to commercialize, Patiromer FOS. The Company will need additional funding to support its future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents.

Investments

Investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. Short-term investments have maturities than 365 days as of the balance sheet date. Long-term investments have maturities greater than 365 days as of the balance sheet date. Investments are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains or losses on the sale of all such securities are reported in interest and other income (expense), net and computed using the specific identification method.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company invests its excess cash in money market accounts, U.S. Treasury notes, municipal bonds, agency bonds, corporate notes, certificates of deposit and commercial paper. Other than for obligations of the U.S. government, the Company’s policy is that no more than 5% of its investments may be concentrated in a single issuer. Bank deposits are held by a single financial institution having a strong credit rating and these deposits may at times be in excess of insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and short-term investments and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

Intangible Assets

Intangible assets consist of acquired patent rights that arose from the Company’s acquisition of assets from Ilypsa (See Note 9 for further details). Acquired patent rights were assigned an estimated useful life of seven years and are being amortized using the straight-line method. The carrying value of these patent rights has been fully amortized as of December 31, 2014.

Impairment of Long-Lived Assets

The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability is measured by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not experienced any impairment during 2014, 2013, and 2012.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities including salaries and related employee benefits, costs associated with clinical trials, costs related to pre-commercialization manufacturing activities such as manufacturing process validation activities and the manufacturing of commercial supply prior to approval, nonclinical research and development activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research and manufacturing organizations that conduct certain research and development activities on behalf of the Company.

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

Contract Manufacturing Accruals

Contract Manufacturing costs are a component of research and development expenses. The Company accrues and expenses contract manufacturing activities performed by third parties based upon the actual or the estimated amount of work completed in accordance with agreements established with contract manufacturing organizations. The Company determines the actual costs or it estimates the costs through discussions with internal personnel and external service providers as to the manufacturing activities that were performed or completed and the agreed-upon fee to be paid for such services.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more–likely-than-not, based on the technical merits of the position, that they will be sustained upon examination. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures. Forfeiture estimates are adjusted to the extent that actual forfeitures differ from the prior estimates. The fair value of restricted stock unit awards used in the Company’s expense recognition method is based on the number of shares granted and the closing price of the Company’s common stock on the date of the grant. Such value is recognized as an expense over the service period using the straight-line method, net of estimated forfeitures. The Company adopted an employee stock purchase plan (ESPP) on November 2013 and in August 2014, the ESPP was initiated, pursuant to which eligible employees can purchase shares of the Company’s common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date. The fair value of each award is estimated on the first day of the offering period using the Black-Scholes option pricing model and is recognized in expense over the service period using the straight-line method, net of estimated forfeitures.

The Company records the expense attributable to nonemployee services paid with share-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the options vest, and the expense is recognized over the period during which services are received.

Convertible Preferred Stock

Prior to the Company’s IPO, the Company recorded all shares of convertible preferred stock at their respective fair values, net of issuance costs, on the dates of issuance. Upon completing the IPO, all shares of the Company’s convertible preferred stock then outstanding converted into 18,924,883 shares of our common stock.

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

Deferred Rent

Rent expense is recognized on a straight-line basis over the noncancelable term of the Company’s operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. In accordance with the terms of the lease for the Company’s office and laboratory space as of December 31, 2014, the Company also recorded lessor-funded lease incentives, such as reimbursable leasehold improvements, as a deferred rent liability, which is amortized as a reduction of rent expense over the noncancelable term of its operating lease. During June 2014, the lease was modified, see Note 8 for further details.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock—as converted to common stock	—	—	17,281
Warrants to purchase convertible preferred stock—as converted to common stock	—	—	2,236
Warrants to purchase common stock	56	64	—
Options to purchase common stock	3,813	3,545	2,163
Restricted stock units	123	—	—
Common stock subject to repurchase	1	5	7
	3,993	3,614	21,687

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ equity (deficit). The Company early adopted this standard for the period covered by the report herein.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial statements.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Money market funds	$10,202	$—	$—	$10,202
Corporate bonds	—	71,763	—	71,763
Agency bonds	—	15,162	—	15,162
Commercial paper	—	30,846	—	30,846
Total financial assets	$10,202	$117,771	$—	$127,973
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets:
Money market funds	$93,523	$—	$—	$93,523
Total financial assets	$93,523	$—	$—	$93,523

As of December 31, 2014, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s level 3 instruments, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2012	$19,529
Issuance of preferred stock warrants	7,554
Net increase in fair value included in other income (expense)	1,564
Reclassification of warrant liability to equity	(28,647)
Balance as of December 31, 2013	—
Issuance of contingent put option liability	110
Increase in fair value included in other income (expense)	123
Balance as of December 31, 2014	$233

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 7 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The carrying value of the underlying debt facility or capital loan approximates fair value. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income (expense), net in the consolidated statements of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable, accrued liabilities, and line of credit approximate fair value due to the short-term nature of these items.

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

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$17,986	$—	$—	$17,986
Corporate bonds	71,794	2	(33)	71,763
Agency bonds	15,163	2	(3)	15,162
Commercial paper	30,835	11	—	30,846
Total financial assets	$135,778	$15	$(36)	$135,757
Reported as:
Cash and cash equivalents				$30,264
Short-term Investments				105,493
				$135,757

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Cash and money market funds	$94,759	$—	$—	$94,759
Total financial assets	$94,759	$—	$—	$94,759
Reported as:
Cash and cash equivalents				$94,759
				$94,759

For the years ended December 31, 2014 and 2013, there were no realized gains or losses on the available-for-sale securities.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2014, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

5. Property and Equipment

The following table is a summary of property and equipment (in thousands):

	December 31,
	2014	2013
Machinery and equipment	$2,829	$2,315
Computers and software	657	126
Leasehold improvements	6,135	4,998
Furniture and fixtures	1,009	596
	10,630	8,035
Less accumulated depreciation and amortization	(7,163)	(2,411)
	$3,467	$5,624

Property and equipment depreciation and amortization expense was $4.8 million, $1.0 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in depreciation and amortization expense for 2014 is primarily attributable to the accelerated amortization of the leasehold improvements caused by the early termination of the related lease. See Note 8 for further details.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued contract manufacturing	$6,655	$3,617
Accrued accounts payable	795	771
Accrued professional and consulting services	184	85
Other	103	104
Accrued clinical trial expenses	41	1,370
	$7,778	$5,947

7. Borrowings

Line of Credit

In July 2008, the Company entered into a $1.5 million equipment line of credit. The terms of repayment range from 36 months to 42 months, and the interest rate is fixed at 8%. During the year ended December 31, 2012, the equipment line of credit was fully repaid in accordance with the contractual terms.

In connection with the equipment line of credit, the Company issued warrants to purchase 2,616 shares of Series A-1 convertible preferred stock at an exercise price of $17.20. The warrants are exercisable upon issuance and expire ten years from the date of grant (July 2008). The aggregate value of the warrants on the date of issuance was $17,000, which was recorded as a liability and as debt issuance costs, which were amortized to interest expense over the term of the line of credit using the effective interest rate method. Upon the Company’s IPO during November 2013, the warrants for convertible preferred stock were converted to warrants for common stock and the related liability was re-classified to equity. As of December 31, 2014, these warrants were still outstanding.

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

In connection with the issuance of convertible notes, the Company also issued warrants to purchase 88,868 shares of Series B-1 convertible preferred stock at an exercise price of $13.502 per share and with an aggregate fair value at issuance of $0.3 million. This amount was recorded as a convertible preferred stock warrant liability and as debt discount, which was fully amortized to interest expense during the year ended December 31, 2010. Upon the Company’s IPO during November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. As a result of this conversion, the warrants ceased to be re-measured and the warrant liability was reclassified to equity. All of these warrants were exercised for cash or net exercised during 2013, resulting in the issuance of 44,713 shares of common stock.

Line of Credit

In May 2013, the Company entered into a $1.6 million equipment line of credit with a bank. The equipment line will be repaid in 36 equal monthly installments, and the interest rate is fixed at 5.75%. The Company will be required to make a final payment of 9.25% of the amounts advanced. The outstanding balance on the credit line is secured by a first priority lien over all equipment purchased using the line of credit. In connection with the Company’s equipment line of credit, the Company issued a warrant to purchase 6,968 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock.

The fair value of the warrants of $25,000 at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.07%, a life of 7 years, a volatility factor of 91.6%, and no dividend yield. This amount is recorded as a debt discount, which is being amortized into interest expense over the repayment period. Interest expense was approximately $0.1 million, for the years ended December 31, 2014, and 2013. These were exercised during 2014, resulting in the net issuance of 3,998 shares of common stock.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of December 31, 2014, principal of $0.6 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million loan will be interest only through January 2016, followed by 30 months of equal monthly payments of interest and principal. Due to the acceptance of the company’s New Drug Application for Patiromer FOS by the U.S. Food and Drug Administration in December 2014, the interest only payment period was extended until January 2016 and the Company may, at its option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. The Company will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

On January 31, 2013, the Company issued warrants to purchase 54,437 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848 in connection with the Original Agreement. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. 13,609 warrants were exercised during 2014, resulting in the net issuance of 7,808 shares of common stock.

On May 30, 2014, the Company issued warrants to purchase 12,661 shares of common stock at an exercise price of $23.69 in connection with the first $15.0 million tranche under the Amended Loan Agreement. The fair value of the warrants was $0.2 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.06%, a life of 7 years, a volatility factor of 91.67%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Total interest expense was $1.7 million, and $1.3 million for the years ended December 31, 2014, and 2013.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As of December 31, 2014 the estimated fair value of the contingent put option liability was $0.2 million, which was determined by using a risk-neutral valuation model, see Note 3 for details on fair value measurement of the option.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of December 31, 2014, principal of $15.0 million was outstanding under the Amended Loan Agreement, and the Company was in compliance with all required covenants.

8. Commitments and Contingencies

Lanxess Corporation

On January 9, 2014, the Company entered into a Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with Lanxess that supersedes an earlier agreement, the Memorandum of Understanding that was executed on November 27, 2012. Under the Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient (API) for Patiromer FOS. The Lanxess Supply Agreement terminates on December 31, 2020 unless terminated earlier. The Company may extend the Lanxess Supply Agreement for an additional five years with notice. The Lanxess Supply Agreement may be terminated (i) by the Company with notice if it abandons development or manufacturing of Patiromer FOS or fails to obtain FDA approval or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, which may be given after October 1, 2015, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, which may be given after October 1, 2015 and (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms beginning in September 2015. Under the Lanxess Supply Agreement, Lanxess is obligated to manufacture the Company’s commercial supply of API for Patiromer FOS, and the Company is obligated to purchase from Lanxess such products manufactured, pursuant to the terms and conditions of the Lanxess Supply Agreement.

During 2013 and 2014, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of API for Patiromer FOS in anticipation of commercial launch. These payments are recorded in other assets and are currently being amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as an increase to the cost of inventory. Lanxess will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by the production of API for Patiromer FOS.

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

DPx Fine Chemicals has agreed to make plant modifications under the DPx Supply Agreement and will be the exclusive owner of the purchased equipment. DPx Fine Chemicals may manufacture other products with the modified plant when not occupied by the API for Patiromer FOS. Under the DPx Supply Agreement, the Company has agreed to reimburse DPx Fine Chemicals up to a specified amount for plant modifications. These payments are recorded in other assets and upon being placed into service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as an increase to the cost of inventory. DPx Fine Chemicals will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by the production of API for Patiromer FOS.

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

Patheon has agreed to make facility improvements under the Patheon Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing Patiromer FOS. Under the Patheon Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications.  These payments are recorded in other assets and upon being placed in service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value.  Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as an increase to the cost of inventory.

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and Patheon Supply Agreement as of December 31, 2014.  These amounts are based on forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies (in thousands):

2015	$45,266
2016	41,174
2017	37,800
2018	42,400
2019	42,201
Thereafter	22,000
Total future minimum payments	$230,841

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

The Existing Lease provided the Company with a tenant improvement allowance in order for the Company to complete an office renovation and a lab build out. The Company accounted for the aggregate tenant improvement allowance received as leasehold improvement assets and as a deferred rent liability. These leasehold improvement assets were being amortized to depreciation expense over the shorter of the period from which the improvements were placed into service until the end of their useful life or until the end of the lease term.  The deferred rent liability attributable to the leasehold improvement allowance was being amortized over the lease term as a credit to rent expense. Upon the execution of the Lease, the remaining net book value of the leasehold improvement assets and other assets to be abandoned upon the termination of the Existing Lease and the remaining deferred rent liability attributable to the improvement allowance were amortized or depreciated on a straight-line basis through February 28, 2015, which is the date the Company estimates it will have ceased using the premises. As of December 31, 2014, the remaining $1.5 million net book value of the leasehold improvements and other assets to be abandoned upon the termination of the Existing Lease and the remaining deferred rent liability of $1.2 million will be amortized or depreciated over the estimated remaining two months of the Existing Lease.

The Lease commenced on February 1, 2015 following the landlord’s construction of certain improvements to the premises required under the Lease.  The Existing Lease terminates 60 days after the lease commencement date, and the Company will not be obligated to pay any base rent, expenses or other fees under the Existing Lease during the 60-day period after the Lease commences. The Lease terminates 10 years after commencement and the Company has an option to extend the Lease for an additional five years upon written notice to landlord. The long-term deferred rent of $1.0 million will be amortized over the Lease term of 10 years.

The Lease contains rent escalation provisions over the term of the Lease. In accordance with the terms of the Lease the Company provided a security deposit in the form of a $0.7 million irrevocable letter of credit that is collateralized by a $0.7 million restricted deposit at the Company’s bank. The total rent obligation will be expensed ratably over the term of the Lease.

Future minimum operating lease payments under the Lease at December 31, 2014, assuming the lease commences February 1, 2015 are as follows (in thousands):

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

Rent expense was $(2.1) million, $1.1 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized rent expense on a straight-line basis over the lease term.  The negative rent expense of $2.1 million incurred for 2014 is primarily attributable to the accelerated amortization of the deferred rent liability attributable to the leasehold improvement allowance caused by the termination of the Existing Lease.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2014.

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

The terms of the Series C Agreements also required the holders of Series C-1 shares to purchase Series C-2 shares for $9.1848 per share in a second financing (the Series C-2 Financing) which would occur upon the Company’s cash balance falling below a defined level, or upon the election of holders of more than 50% of the Series C-1 shares. Notwithstanding this, each purchaser’s obligation to purchase shares at the Series C-2 closing shall terminate if holders of shares of convertible preferred stock representing at least 55% of the total number of shares of common stock into which the outstanding convertible preferred stock could be converted, voting together as a single class elect to terminate such obligation.

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

Dividends

The holders of convertible preferred stock are entitled to receive cumulative annual dividends at the rate of 8% of the applicable original issue price per annum, payable when, as, and if declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the common stock of the Company. No dividends have been declared or paid through the date of conversion

Liquidation

Upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any payment to holders of common stock, the holders of convertible preferred stock, are entitled to be paid out of the assets of the Company legally available for distribution up to the full preferential amounts (if any) to which the preferred holders are entitled.

Conversion

In accordance with the Amended and Restated Certificate of Incorporation, upon the Company’s IPO during November 2013, all shares of Series A, Series A-1, Series B-2, Series C-1 Series C-2 preferred stock converted into common stock on a one-for-one basis. The shares of Series B-1 preferred stock were converted into common stock on a one-for-1.47 basis.

Shelf Registration Statement

On December 4, 2014, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $70.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, the Company had sold 514,710 shares pursuant to its at-the-market offering program at an average price of $32.17 for an aggregate offering price of $16.6 million and the Company received aggregate net proceeds of $16.1 million.

Common Stock

The Company has issued options to purchase common stock that are subject to vesting and allow for early exercise. Unvested common stock is issued upon the early exercise of the options. The Company reserves the right to repurchase the unvested common stock in the event of employee termination. At the Company’s option, the repurchase price equals the lower of the share price paid by the employees or the fair market value as of the date of repurchase. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2014, 2013 and 2012, there are 1,276, 5,125 and 6,627 shares respectively, of unvested common stock with an aggregate purchase price of $6,000, $23,000 and $27,000, respectively that are subject to repurchase at prices ranging from $3.96 to $7.40 per share, and are classified as a component of other accrued liabilities. The following table summarizes information about unvested common stock (in thousands except per share amounts):

	Number of Shares	Weighted- Average Purchase Price ($)
Unvested shares at December 31, 2011	11	$3.96
Shares sold	36	4.13
Shares vested	(40)	4.13
Shares repurchased	—	—
Unvested shares at December 31, 2012	7	4.13
Shares sold	23	4.12
Shares vested	(25)	4.01
Shares repurchased	—	—
Unvested shares at December 31, 2013	5	3.78
Shares sold	—	—
Shares vested	(3)	4.49
Shares repurchased	(1)	5.27
Unvested shares at December 31, 2014	1	$4.49

11. Equity Compensation Plans and Stock Based Compensation

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The number of shares which may be issued or transferred under the 2013 Plan shall be equal to the sum of 1,276,587 shares and any of the shares available for issuance under the 2007 Plan. Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested. As of December 31, 2014, the Company has reserved 531,213 shares of common stock for issuance under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (the Inducement Plan) under which 1,000,000 shares were reserved. As of December 31, 2014, 363,800 shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. The awards were made pursuant to the NASDAQ inducement grant exception as a component of the Company’s new hires’ employment compensation.

The Company adopted the ESPP on November 2013 and in August 2014, the ESPP was initiated. A total of 255,317 shares of the Company’s common stock were originally reserved for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense of $0.1 million has been recorded during the twelve months ended December 31, 2014.

The following table summarizes option activity under the 2007 Plan, the 2013 Plan, and the Inducement Plan and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options outstanding at December 31, 2011	57	1,491	4.13
Additional shares reserved under plan	718	—	—
Options granted	(921)	921	3.96
Options exercised	—	(36)	4.13
Options forfeited	213	(213)	4.30
Options outstanding at December 31, 2012	67	2,163	4.13
Additional shares reserved under plan	2,571	—	—
Options granted	(1,444)	1,444	7.91
Options exercised	—	(23)	4.12
Options forfeited	39	(39)	4.12
Options outstanding at December 31, 2013	1,233	3,545	5.63
Additional shares reserved under the Inducement plan	1,000	—	—
Options granted	(1,004)	1,004	25.63
Restricted stock units granted	(130)	—	—
Options exercised	—	(675)	4.31
Options forfeited	61	(61)	10.95
Restricted stock units cancelled	7	—	—
Balances outstanding at December 31, 2014	1,167	3,813	$11.05	8.3	$75,837
Vested and expected to vest at December 31, 2014	—	3,658	$10.79	8.3	$73,701
Vested at December 31, 2014	—	1,427	$5.50	7.5	$36,148

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the NASDAQ listing fair value of the Company’s common stock as of December 31, 2014.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.76 - $4.30	1,285,437	7.3	$3.94	1,285,437	$3.94
$4.65 - $11.00	1,503,836	8.3	7.24	1,447,892	7.09
$19.41 - $22.52	336,750	9.7	20.69	—	—
$23.24 - $23.96	94,153	9.3	23.63	6,072	23.29
$25.70 - $41.40	592,535	9.6	28.65	12,499	33.76
Total	3,812,711	8.3	$11.05	2,751,900	$5.78

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $19.77, $6.23, and $3.10, respectively. The total fair value of options that vested during the years ended December 31, 2014, 2013, 2012 was $9.1 million, $5.0 million, and $1.1 million, respectively. The intrinsic value (the difference between the fair value of the Company’s common stock at the exercise date and the exercise price) of the options exercised was $14.9 million, $158,000 and $8,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development:
Employees	$1,657	$776	$368
Non-employee consultants	4,045	1,659	117
General and administrative:
Employees	3,980	1,474	692
Non-employee consultants	13	—	—
Total stock-based compensation expense	$9,695	$3,909	$1,177

The total unrecognized stock-based compensation expense related to stock options and ESPP stock purchase rights at December 31, 2014, was $29.7 million, and is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	87-109%	95-110%	87-95%
Expected dividends	0%	0%	0%
Expected term (in years)	6	6	6
Risk-free rate	1.6-2.0%	1.1-1.8%	0.8-1.1%

In the years ended December 31, 2013 and 2012, the Company granted 290 and 29,651 common stock options, respectively, with exercise prices of $7.40 and $3.96, respectively, per share in exchange for services from non-employees. No common stock options were granted to non-employees in the year ended December 31, 2014.  Outstanding non-employee options are primarily related to employees who converted to consultants in 2014 and 2013. Stock-based compensation expense related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of non-employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	92%	91%-122%	83%
Expected dividends	0%	0%	0%
Expected term (in years)	7-9	5-10	9-10
Risk-free rate	1.8-2.0%	1.3-2.7%	1.6-1.7%

Restricted Stock Units

During 2014, the Company granted restricted stock unit (“RSUs”) awards subject to performance vesting criteria and subject to time vesting criteria from the 2013 Plan. RSUs subject to performance vesting criteria consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period. RSUs subject to time vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time vesting criteria, vesting is based on continuous employment or service of the holder. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.

The following table summarizes RSU activity for the twelve months ended December 31, 2014 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2013	—	$—
Granted	130	27.07
Vested	—	—
Canceled	(7)	30.96
Nonvested at December 31, 2014	123	$26.85

As of December 31, 2014, none of the RSUs granted by the Company have vested.

The total unrecognized stock-based compensation expense related to non-vested RSUs at December 31, 2014, was $2.9 million, and is expected to be recognized over a weighted-average period of approximately 3.5 years.

12. Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2014, 2013, and 2012.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate	5.8	5.8	5.8
Research and development tax credit	2.3	1.7	1.4
Permanent item	(1.0)	(1.0)	(0.8)
Valuation allowance	(41.1)	(40.5)	(40.4)
Provision for income taxes	—%	—%	—%

At December 31, 2014, the Company had total deferred tax assets of $108.8 million. Due to uncertainties surrounding its ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset total deferred tax assets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013	2012
Federal and state net operating loss carryforwards	$91,604	$64,768	$40,323
Federal and state research and development credits	6,253	4,703	3,550
Depreciation	3,036	1,538	1,421
Intangible assets	—	(6)	(12)
Accruals and reserves	7,900	4,942	2,718
	108,793	75,945	48,000
Valuation allowance	(108,793)	(75,945)	(48,000)
Net deferred tax assets	$—	$—	$—

No tax benefit has been recorded through December 31, 2014, 2013 and 2012, because of the Company’s history of operating losses, and a full valuation allowance has been provided. The Company’s valuation allowance increased by $32.8 million, $27.9 million and $7.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had net operating loss carryforwards of approximately $240.1 million and $234.3 million that may be available, subject to the limitations described below, to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively. Included in the gross amount, approximately $9.3 million of net operating loss is created by excess stock option deductions. A credit to additional paid-in capital will be recorded when the excess stock option deduction reduces the income tax payable.

Additionally, the future utilization of the net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company performed an initial analysis under Section 382. As a result of this analysis, the Company removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2014 from its deferred tax asset schedule and have recorded a corresponding decrease to the valuation allowance. When this analysis is finalized, the deferred tax asset-schedule and associated valuation allowance will be updated. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

As of December 31, 2014, the Company had research and development credit carryforwards of approximately $5.2 million and $5.6 million available to reduce future tax expense, if any, for federal and California state income tax purposes, respectively. The federal credits expire beginning in 2027, and the California credits carry forward indefinitely. Further, the future utilization of the research and development credit carryforwards are also subject to the limitations as discussed above.

The Company recognizes uncertain tax positions when it is more-likely-than-not, based on the technical merits, that the position will not be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$2,476	$1,836	$1,455
Increases related to current period tax positions	713	588	350
Increases related to prior period tax positions	—	52	31
Balance as of December 31	$3,189	$2,476	$1,836

As of December 31, 2014, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company is subject to U.S. federal and state income tax examination for fiscal tax years ending 2011 through 2014. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes and to date have not recorded any interest or penalties. The Company is not currently under an examination and does not expect material changes to its unrecognized tax benefits in the next twelve months.

13. 401(k) Savings Plan

The Company sponsors a 401(k) Plan to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 90% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company does not make matching contributions to the 401(k) Plan.

14. Related Party Transaction

Consulting Agreement with Dr. Klaus Veitinger

In October 2010, the Company entered into a Consulting and Independent Contractor Agreement with an entity controlled by Dr. Klaus Veitinger, a member of its board of directors, under which Dr. Veitinger provides certain consulting services to the Company in connection with patiromer. This agreement was terminated in conjunction with the Company’s IPO that was completed in November 2013. Pursuant to this agreement the Company paid approximately $0.1 million and $0.2 million in 2013 and 2012, respectively.

15. Subsequent Events

During January and February 2015, the Company sold 1,549,910 shares pursuant to its at-the-market offering program at an average price of $34.48. The Company received aggregate net proceeds of $51.8 million.

On March 3, 2015, the Company completed an underwritten public offering of 4,485,000 shares of common stock at an offering price of $38.50 per share for gross proceeds of $172.3 million. The Company estimates net proceeds from the offering to be $161.9 million, after deducting the underwriting discounts and estimated expenses.

The financial statements as of December 31, 2014, including share and per share amounts, do not include the effects of either offering.

The table below shows, on a pro forma basis, the impact of the Company’s offering on certain condensed balance sheet items. The as adjusted condensed balance sheet data below gives effect to the sale of 6,034,910 shares of securities.

	As of December 31, 2014
	Actual	As Adjusted
	(unaudited)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$135,757	$349,509
Working capital	122,291	336,043
Total assets	151,839	365,591
Accumulated deficit	(305,728)	(305,728)
Total stockholders’ equity	118,461	332,213

16. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(In thousands, except share and per share data)
Operating expenses:
Research and development(1)	$16,596	$11,647	$11,075	$10,909	$10,914	$12,158	$13,295	$22,604
General and administrative	10,486	7,311	5,322	4,795	3,732	2,685	2,988	2,535
Total operating expenses	27,082	18,958	16,397	15,704	14,646	14,843	16,283	25,139
Loss from operations	(27,082)	(18,958)	(16,397)	(15,704)	(14,646)	(14,843)	(16,283)	(25,139)
Interest and other income (expense), net(2)	69	17	36	27	13,314	(10,382)	(3,549)	(864)
Interest expense	(635)	(494)	(376)	(391)	(407)	(410)	(388)	(248)
Net loss	(27,648)	(19,435)	(16,737)	(16,068)	(1,739)	(25,635)	(20,220)	(26,251)
Deemed dividend to preferred stockholders(3)	—	—	—	—	(7,336)	—	—	—
Net loss attributable to common stockholders	$(27,648)	$(19,435)	$(16,737)	$(16,068)	$(9,075)	$(25,635)	$(20,220)	$(26,251)
Net loss per share attributable to common stockholders basic and diluted	$(0.80)	$(0.57)	$(0.51)	$(0.54)	$(0.68)	$(79.91)	$(64.87)	$(84.61)
Weighted average common shares used to compute net loss per share attributable to common stockholders, basic and diluted(4)	34,368,776	34,064,780	33,141,384	29,710,415	13,430,244	320,802	311,703	310,275

(1)

During the quarter ended March 31, 2013, a $12.5 million milestone payment was made to Amgen pursuant to the amended and restated IP license and assignment agreement, resulting from the initiation of dosing in the pivotal Phase 3 trial for patiromer.

(2)

During 2013 interest and other income (expense), net is primarily related to the change in value of warrants to acquire convertible preferred stock that were issued in connection with preferred stock financings, capital loan and equipment line of credit.

(3)	During 2013, the Company recognized deemed dividends to preferred stockholders as a result of the issuance of warrants as part of the C-2 financing.
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

RELYPSA, INC.

March 11, 2015	By:	/s/ JOHN A. ORWIN
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

Signature	Title	Date

/s/ JOHN A. ORWIN John A. Orwin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015

/s/ KRISTINE M. BALL Kristine M. Ball	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2015

/s/ JOHN P. BUTLER John P. Butler	Director	March 11, 2015

/s/ PAUL J. HASTINGS Paul J. Hastings	Director	March 11, 2015

/s/ KENNETH J. HILLAN Kenneth J. Hillan	Director	March 11, 2015

/s/ DAVID W.J. MCGIRR David W.J. McGirr	Director	March 11, 2015

/s/ THOMAS J. SCHUETZ Thomas J. Schuetz	Director	March 11, 2015

/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Director	March 11, 2015

/s/ HELEN I. TORLEY Helen I. Torley	Director	March 11, 2015

/s/ KLAUS VEITINGER Klaus Veitinger	Director	March 11, 2015

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference		Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	11/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with venture debt financing pursuant to the Loan and Security Agreement, dated as of January 31, 2013, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc., among others.	S-1	9/27/2013	4.7

4.5	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1(a)†	Amended and Restated Intellectual Property License and Assignment Agreement, dated as of November 23, 2009, by and between Relypsa, Inc. and Ilypsa, Inc.	S-1/A	10/17/2013	10.1

10.1(b)	Letter amendment to Amended and Restated Intellectual Property License and Assignment Agreement, dated as of October 28, 2014, by and between Ilypsa, Inc. and Relypsa, Inc.	10-Q	11/10/2014	10.4

10.2(a)	Second Amended and Restated Investor Rights Agreement dated as of July 26, 2012, by and among Relypsa, Inc. and the investors listed therein.	S-1	9/27/2013	10.2

10.2(b)	Amendment No. 1 to Second Amended and Restated Investor Rights Agreement, dated October 30, 2013, by and among Relypsa, Inc. and the signatories thereto.	S-1/A	11/1/2013	10.2(b)

10.3(a)	Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	10.1

10.3(b)	Consent and First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 26, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	7/1/2014	10.1

10.3(c)	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	10-Q	11/10/2014	10.2

10.4(a)	Loan and Security Agreement, dated as of May 2, 2013, by and among Silicon Valley Bank, Relypsa Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.4(a)

10.4(b)	First Amendment to Loan and Security Agreement, dated as of July 26, 2013 by and among Silicon Valley Bank, Relypsa, Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.4(b)

10.4(c)	Consent and Second Amendment to Loan and Security Agreement, dated as of October 24, 2014, by and between Silicon Valley Bank and Relypsa, Inc.	10-Q	11/10/2014	10.3

10.5†	Manufacturing and Supply Agreement effective as of November 27, 2012 by and between Lanxess Corporation and Relypsa, Inc.	10-K	3/19/2014	10.6

10.6†	Manufacturing and Supply Agreement, effective as of May 14, 2014, by and between Relypsa, Inc. and DSM Fine Chemicals Austria NFG GMBH &CO. KG.	10-Q	8/11/2014	10.2

Exhibit Number			Incorporated by Reference		Provided Herewith
	Exhibit Description	Form	Date	Number

10.7†	Supply Agreement, effective as of August 15, 2014, by and between Patheon, Inc. and Relypsa, Inc.	10-Q/A	3/3/2015	10.1

10.8(a)	Lease, dated September 7, 2012, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	S-1	9/27/2013	10.7

10.8(b)	First Amendment to Lease, dated as of April 24, 2014, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	8-K	4/30/2014	10.1

10.8(c)	Lease, dated as of June 26, 2014, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	8-K	7/1/2014	10.1

10.9(a)#	Relypsa, Inc. Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(b)

10.9(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(c)

10.10(a)#	Relypsa, Inc. 2013 Equity Incentive Award Plan.	10-K	3/19/2014	10.9(a)

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(b)

10.10(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(c)

10.10(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(d)

10.11#	Relypsa, Inc. 2013 Employee Stock Purchase Plan.	10-K	3/19/2014	10.10

10.12(a)#	Relypsa, Inc. 2014 Employment Commencement Incentive Plan.	10-Q	8/11/2014	10.6

10.12(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Relypsa, Inc. 2014 Employment Commencement Incentive Plan.	10-Q	8/11/2014	10.7

10.13#	Non-Employee Director Compensation Program.	10-K	3/19/2014	10.11

10.14#	Form of Indemnification Agreement for directors and officers.	S-1	9/27/2013	10.12

10.15(a)#	Offer Letter, by and between Relypsa, Inc. and John Orwin, dated April 26, 2013.	S-1	9/27/2013	10.15

10.15(b)#	First Amendment to Offer Letter Agreement, effective as of August 8, 2014, by and between Relypsa, Inc. and John A. Orwin	10-Q	8/11/2014	10.8

10.16#	Employment Agreement, by and between Relypsa, Inc. and Kristine Ball, effective as of September 24, 2013.	S-1/A	11/1/2013	10.16

10.17#	Employment Agreement, by and between Relypsa, Inc. and Lance Berman, effective as of September 24, 2013.	S-1/A	11/1/2013	10.17

10.18#	Employment Agreement, by and between Relypsa, Inc. and Wilhelm Stahl, effective as of September 24, 2013.	S-1/A	11/1/2013	10.18

10.19#	Employment Agreement, by and between Relypsa, Inc. and Claire Lockey, effective as of September 24, 2013.	S-1/A	11/1/2013	10.19

10.20#	Employment Agreement, by and between Relypsa, Inc. and Ronald A. Krasnow, effective as of September 24, 2013.	S-1/A	11/1/2013	10.20

10.21#	Employment Agreement, by and between Relypsa, Inc. and Mary Corbett, effective as of December 16, 2013.	10-K	3/19/2014	10.21

Exhibit Number			Incorporated by Reference		Provided Herewith
	Exhibit Description	Form	Date	Number

10.22#	Employment Agreement, by and between Relypsa, Inc. and Scott Garland, effective as of October 31, 2014.				X

10.23#	Employment Agreement, by and between Relypsa, Inc. and Stephen D. Harrison, effective as of December 15, 2014.				X

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page hereto).				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350)

X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Confidential treatment has been granted for certain information contained in this Exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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