Form 10-Q
period 2015-03-31
Relypsa Inc
filed 2015-05-07
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, the registrant had 41,464,385 shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Relypsa, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,771	$30,264
Short-term investments	239,550	105,493
Restricted cash	268	268
Other receivables	1,297	425
Prepaid expenses and other current assets	2,232	2,756
Total current assets	326,118	139,206
Long-term investments	2,006	—
Restricted cash	686	686
Property and equipment, net	4,893	3,467
Other assets	9,923	8,480
Total assets	$343,626	$151,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,886	$3,156
Accrued payroll and related expenses	2,771	4,393
Accrued liabilities	10,245	7,778
Deferred rent, current portion	64	1,156
Line of credit, current portion	438	432
Capital loan, current portion	1,379	—
Total current liabilities	19,783	16,915
Long-term liabilities:
Deferred rent, long-term	1,720	983
Line of credit	167	267
Capital loan	14,015	15,213
Total liabilities	35,685	33,378
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2015 and December 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 300,000 shares authorized at March 31, 2015 and December 31, 2014; 41,432 and 35,045 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	41	35
Additional paid-in capital	643,289	424,175
Accumulated other comprehensive income (loss)	4	(21)
Accumulated deficit	(335,393)	(305,728)
Total stockholders’ equity	307,941	118,461
Total liabilities and stockholders’ equity	$343,626	$151,839

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$15,780	$10,909
General and administrative	13,487	4,795
Total operating expenses	29,267	15,704
Loss from operations	(29,267)	(15,704)
Interest and other income (expense), net	84	27
Interest expense	(482)	(391)
Net loss	$(29,665)	$(16,068)
Net loss per share, basic and diluted	$(0.78)	$(0.54)
Weighted average common shares used to compute net loss per share, basic and diluted	37,829,239	29,710,415

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(29,665)	$(16,068)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	25	4
Total comprehensive loss	$(29,640)	$(16,064)

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(29,665)	$(16,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,897	263
Stock-based compensation	3,626	1,998
Amortization of debt issuance costs	10	9
Amortization of debt discount	37	37
Accretion of final debt payment	149	95
Investment premium amortization	—	148
Loss on disposal of fixed assets	13	—
Changes in assets and liabilities:
Other receivables	(872)	(620)
Prepaid expenses and other current assets	521	332
Other assets and restricted cash	(1,443)	(234)
Accounts payable	1,540	(690)
Accrued and other liabilities	845	(209)
Deferred rent	(355)	446
Net cash used in operating activities	(23,697)	(14,493)
Investing activities
Purchases of investments	(175,883)	(52,963)
Proceeds from maturities of short-term investments	39,620	—
Purchases of property and equipment	(2,921)	(350)
Net cash used in investing activities	(139,184)	(53,313)
Financing activities
Net proceeds from public offerings	213,711	—
Proceeds from common stock option exercise	1,395	—
Proceeds from purchases under the Employee Stock Purchase Plan	388	—
Net proceeds from warrant exercise	—	5
Net proceeds from equipment line of credit	—	(760)
Repayment of equipment line of credit	(106)	(100)
Net cash provided by (used in) financing activities	215,388	(855)
Net increase (decrease) in cash and cash equivalents	52,507	(68,661)
Cash and cash equivalents at beginning of period	30,264	94,759
Cash and cash equivalents at end of period	$82,771	$26,098
Noncash investing and financing activities
Change in unrealized gain on investments	25	4
Accounts payable related to purchase of property and equipment	190	467

See accompanying notes.

Relypsa, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.  Description of Business and Significant Accounting Policies

Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company dedicated to the development and commercialization of new non-absorbed polymeric drugs for important applications in renal, cardiovascular and metabolic disease. Relypsa’s lead product candidate is Patiromer for Oral Suspension, or Patiromer FOS. A new drug application has been filed with the U.S. Food and Drug Administration (FDA) for Patiromer FOS for the treatment of hyperkalemia and is currently under review. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date of October 21, 2015 for completion of review for the Company’s New Drug Application (NDA). The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment. On October 28, 2014, Relypsa UK LTD was incorporated as a wholly-owned subsidiary of the Company.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities Exchange Commission (SEC).

Offerings

On December 4, 2014, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $70.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, the Company had sold 514,710 shares pursuant to its at-the-market program at an average price of $32.17 for aggregate offering proceeds of $16.6 million and the Company received aggregate net proceeds of $16.1 million.

During January and February 2015, the Company sold 1,549,910 shares pursuant to the Company’s at-the-market program at an average price of $34.48 for aggregate offering proceeds of $53.4 million, and the Company received aggregate net proceeds of $51.8 million.  During the first quarter of 2015, the Company exhausted its current at-the-market offering in full.

On March 3, 2015, the Company completed an underwritten public offering of 4,485,000 shares of common stock at an offering price of $38.50 per share for gross proceeds of $172.7 million. The Company received net proceeds from the offering of $161.9 million, after deducting the underwriting discounts and expenses.

Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

The accompanying financial information for the three months ended March 31, 2015 is unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments, which include only normal recurring adjustments. Intercompany transactions and balances have been eliminated in consolidation. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Implementation of this update will not have a material impact on the Company's consolidated financial statements.

Liquidity

The Company has never been profitable and, as of March 31, 2015, the Company has an accumulated deficit of $335.4 million. The Company may continue to incur substantial operating losses even after it begins to generate meaningful revenues from Patiromer FOS, if approved. The Company will need additional funding to support future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and it may never do so.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	March, 31
	2015	2014
Warrants to purchase common stock	15	64
Options to purchase common stock	3,731	3,610
Restricted stock units	122	5
Common stock subject to repurchase	1	4
	3,869	3,683

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Financial assets:
Money market funds	$15,648	$—	$—	$15,648
Corporate bonds	—	146,683	—	146,683
Agency bonds	—	61,538	—	61,538
Commercial paper	—	96,801	—	96,801
Total financial assets	$15,648	$305,022	$—	$320,670
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Money market funds	$10,202	$—	$—	$10,202
Corporate bonds	—	71,763	—	71,763
Agency bonds	—	15,162	—	15,162
Commercial paper	—	30,846	—	30,846
Total financial assets	$10,202	$117,771	$—	$127,973
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

As of March 31, 2015, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2014	$233
Decrease in fair value included in other income (expense)	—
Balance as of March 31, 2015	$233

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 4 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The carrying value of the underlying debt facility or capital loan approximates fair value. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income (expense), net in the condensed consolidated statement of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable, accrued liabilities and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

3.  Cash, Cash Equivalents, and Investments

The following is a summary of cash, cash equivalents, and investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Cash and money market funds	$19,305	$—	$—	$19,305
Corporate bonds	146,709	10	(36)	146,683
Agency bonds	61,541	3	(6)	61,538
Commercial paper	96,768	33	—	96,801
Total financial assets	$324,323	$46	$(42)	$324,327
Reported as:
Cash and cash equivalents				$82,771
Investments				241,556
				$324,327

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$17,986	$—	$—	$17,986
Corporate bonds	71,794	2	(33)	71,763
Agency bonds	15,163	2	(3)	15,162
Commercial paper	30,835	11	—	30,846
Total financial assets	$135,778	$15	$(36)	$135,757
Reported as:
Cash and cash equivalents				$30,264
Investments				105,493
				$135,757

For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no realized gains or losses on the available-for-sale securities. As of March 31, 2015, the Company had available-for-sale securities classified as short-term investments of $239.6 million and available-for-sale securities classified as long-term investments of $2.0 million.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2015, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

On January 31, 2013, the Company issued warrants to purchase 54,437 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848 in connection with the Original Agreement. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. 13,609 of these warrants were exercised during 2014, resulting in the net issuance of 7,808 shares of common stock.  The remaining 40,828 warrants were exercised in the three months ended March 31, 2015, resulting in the net issuance of 29,690 shares of common stock.

On May 30, 2014, the Company issued warrants to purchase 12,661 shares of common stock at an exercise price of $23.69 in connection with the first $15.0 million tranche under the Amended Loan Agreement. The fair value of the warrants was $0.2 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.06%, a life of 7 years, a volatility factor of 91.67%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s consolidated financial statements. As of March 31, 2015 the estimated fair value of the contingent put option liability was $0.2 million, which was determined by using a risk-neutral valuation model, see Note 2 for details on fair value measurement of the option.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of March 31, 2015, principal of $15.0 million was outstanding under the Amended Loan Agreement, and the Company was in compliance with all required covenants.

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

The fair value of the warrants of $25,000 at the issuance date was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.07%, a life of 7 years, a volatility factor of 91.6%, and no dividend yield. This amount is recorded as a debt discount, which is being amortized into interest expense over the repayment period. Interest expense was approximately $21,000 and $46,000 for the three months ended March 31, 2015 and 2014. These warrants were exercised during 2014, resulting in the net issuance of 3,998 shares of common stock.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of March 31, 2015, principal of $0.5 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

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

During 2013 and 2014, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of API for Patiromer FOS in anticipation of commercial launch. These payments are recorded in other assets and are being amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory. Lanxess will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by production of the API for Patiromer FOS.

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

DPx Fine Chemicals has agreed to make plant modifications under the DPx Supply Agreement and will be the exclusive owner of the purchased equipment. DPx Fine Chemicals may manufacture other products with the modified plant when not occupied by the API for Patiromer FOS. Under the DPx Supply Agreement, the Company has agreed to reimburse DPx Fine Chemicals up to a specified amount for plant modifications. These payments will be recorded in other assets and upon being placed into service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory. DPx Fine Chemicals will have full ownership of the purchased equipment and may manufacture other products with the modified plant.

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

Patheon has agreed to make facility improvements under the Patheon Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing Patiromer FOS. Under the Patheon Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications. These payments are recorded in other assets and upon being placed in service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value.  Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory.

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and the Patheon Supply Agreement as of March 31, 2015.  These amounts are based on forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies (in thousands):

2015	$41,756
2016	46,900
2017	37,800
2018	42,400
2019	42,201
Thereafter	22,000
Total future minimum payments	$233,057

Operating Lease

On June 26, 2014, the Company entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that serves as the Company’s principal executive offices.

The Lease commenced on February 1, 2015, following the landlord’s construction of certain improvements to the premises required under the Lease.  The Lease terminates 10 years after commencement and the Company has an option to extend the Lease for an additional five years upon written notice to landlord.

The Lease contains rent escalation provisions over the term of the Lease. In accordance with the terms of the Lease the Company provided a security deposit in the form of a $0.7 million irrevocable letter of credit that is collateralized by a $0.7 million restricted deposit at the Company’s bank. The total rent obligation will be expensed ratably over the term of the Lease.

Future minimum operating lease payments at March 31, 2015 are as follows (in thousands):

2015	$1,805
2016	3,209
2017	3,373
2018	3,449
2019	3,544
Thereafter	20,064
Total future minimum payments	$35,444

The Company utilized a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. The Company is also entitled, at its election, to an additional allowance of approximately $2.2 million for certain move and tenant improvement related costs incurred by the Company prior to the second anniversary of the Lease commencement. In the event the Company elects to use all or any portion of the additional allowance, the base rent will increase.

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested.  Any remaining shares available for future issuance under the 2007 Stock Plan are available for issuance under the 2013 Plan.  The 2013 plan reserve will automatically increase annually from January 1, 2014 through January 1, 2023 by an amount equal to the smaller of: (a) 2,553,174 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company's board of directors. As of March 31, 2015, a total of 1,963,355 shares were authorized for grant under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (the Inducement Plan), under which 1,000,000 shares were reserved.  As of March 31, 2015, 614,600 shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. The awards were made pursuant to the NASDAQ inducement grant exception as a component of the Company’s new hires’ employment compensation.

The Company adopted the ESPP on November 2013 and in August 2014, the ESPP was initiated. As of March 31, 2015, the Company has reserved 587,438 shares of common stock for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded during the three months ended March 31, 2015.

The following table summarizes option activity under the 2007 Plan, the 2013 Plan, the Inducement Plan, and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options Outstanding at December 31, 2014	1,167	3,813	$11.05
Additional shares reserved under plan	1,402	—	—
Options granted	(263)	263	33.34
Options exercised	—	(304)	4.59
Options forfeited	41	(41)	22.40
Restricted Stock Units canceled	1	—	—
Balances at March 31, 2015	2,348	3,731	$13.02	8.3	$86,287
Vested and expected to vest at March 31, 2015		3,579	$12.72	8.2	$83,850
Vested at March 31, 2015		1,310	$6.07	7.4	$39,340

The weighted-average grant-date estimated fair value of options granted during the three months ended March 31, 2015 and 2014 was $25.07 and $30.44, respectively. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the NASDAQ listing fair value of the Company’s common stock as of March 31, 2015.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31
	2015	2014
Research and development:
Employees	$883	$225
Nonemployee consultants	1,238	1,209
General and administrative:
Employees	1,505	564
Nonemployee consultants	—	—
Total stock-based compensation expense	$3,626	$1,998

As of March 31, 2015, the total unrecognized stock-based compensation expense related to stock options and ESPP stock repurchase rights was $33.3 million, which is expected to be recognized over an estimated weighted-average period of 2.87 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	87% - 92%	109%
Expected dividends	0%	0%
Expected term (in years)	6	6
Risk-free rate	1.3% –1.8%	1.8% – 1.9%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	91% - 92%	107%-122%
Expected dividends	0%	0%
Expected term (in years)	6 – 8	6 - 9
Risk-free rate	1.5% – 1.8%	2.0%-2.6%

Restricted Stock Units

During 2014, the Company granted restricted stock unit (“RSUs”) awards subject to time-based vesting criteria from the 2013 Plan. RSUs subject to time-based vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time-based vesting criteria, vesting is based on continuous employment or service of the holder to the Company. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The following table summarizes restricted stock unit activity for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	123	$26.85
Granted	—	—
Vested	—	—
Canceled	(1)	27.21
Nonvested at March 31, 2015	122	$26.85

As of March 31, 2015, none of the restricted stock units granted by the Company have vested.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Since commencing operations in October 2007, we have devoted substantially all our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including Patiromer FOS, and we have devoted substantially all of our financial resources to the clinical development of Patiromer FOS. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through March 31, 2015, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at an average price of $32.17 for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

During January and February 2015, we sold 1,549,910 shares pursuant to our at-the-market program at an average price of $34.48 for aggregate offering proceeds of $53.4 million, and we received aggregate net proceeds from this offering of $51.8 million. During the first quarter of 2015, we exhausted our current at-the market offering in full.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.7 million. We received net proceeds from the offering of $161.9 million, after deducting the underwriting discount and offering expenses.

We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $335.4 million. We incurred net losses of approximately $29.7 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved. We will need additional funding to support future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, and travel expenses for personnel in our executive, finance, commercial, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax and legal services. We expect that our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we begin to prepare for a potential commercial launch of Patiromer FOS and to support our operations as a public company. These increased expenses associated with being a public company will include, among other things, increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations related fees.

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

Critical Accounting Polices and Significant Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates.

There have been no significant changes in critical accounting policies during the three months ended March 31, 2015, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$15,780	$10,909	$4,871	45%
General and administrative	13,487	4,795	8,692	181
Total operating expenses	29,267	15,704	13,563	86
Loss from operations	(29,267)	(15,704)	(13,563)	(86)
Interest and other income (expense), net	84	27	57	211
Interest expense	(482)	(391)	(91)	23
Net loss	$(29,665)	$(16,068)	$(13,597)	(85)%

Research and Development.    During the three months ended March 31, 2015, research and development expenses increased $4.9 million, or 45% as compared to the corresponding period in 2014. The increase was primarily the result of increases in personnel costs and stock-based compensation of $2.9 million, $2.7 million in ongoing manufacturing activities, and an increase of $1.1 million related to an increase in depreciation expense. These increases were partially offset by a decrease of $2.1 million in clinical trial costs primarily related to our Phase 1 clinical trial, which was completed during the three months ended March 31, 2014.

General and Administrative.    During the three months ended March 31, 2015, general and administrative expenses increased $8.7 million, or 181% as compared to the corresponding period in 2014. The increase was primarily due to an increase of $3.3 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support our expanding operations. Furthermore, we incurred increases in service provider expenses of $3.0 million for commercial and marketing activities and an increase of $0.8 million related to an increase in depreciation expense.

Liquidity and Capital Resources

Since inception through March 31, 2015, our operations have been financed primarily through net proceeds of $594.6 million pursuant to sales of our common stock in public offerings, sales of shares of our convertible preferred stock,and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit. As of March 31, 2015, we had $324.3 million of cash, cash equivalents and investments. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at an average price of $32.17 for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

During January and February 2015, we sold 1,549,910 shares pursuant to our at-the-market offering at an average price of $34.48 for aggregate offering proceeds of $53.4 million, and we received aggregate net proceeds of $51.8 million. During the first quarter of 2015, we exhausted our current at-the-market offering in full.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.7 million. We received net proceeds from the offering of $161.9 million, after deducting the underwriting discounts and offering expenses.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $335.4 million. We incurred net losses of approximately $29.7 million and $16.1 million in the three months ended March 31, 2015 and 2014, respectively. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved. We will need additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the three months ended March 31, 2015 and 2014.

	Three Months Ended
	2015	2014
	(in thousands)
Net cash used in operating activities	$(23,697)	$(14,493)
Net cash used in investing activities	(139,184)	(53,313)
Net cash provided by (used in) financing activities	215,388	(855)
Net increase (decrease) in cash and cash equivalents	$52,507	$(68,661)

Cash Flows from Operating Activities.    Net cash used in operating activities was $23.7 million for the three months ended March 31, 2015 and consisted primarily of our net loss of $29.7 million less noncash charges such as stock-based compensation expense of $3.6 million and depreciation and amortization of $1.9 million. The significant items in the change in operating assets and liabilities include a $1.5 million increase in accounts payable and a decrease of $1.4 million in other assets and restricted cash.

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

Cash Flows from Investing Activities.    Net cash used in investing activities was $139.2 million for the three months ended March 31, 2015 and was primarily due to the purchase of investments of $175.9 million and purchases of fixed assets of $2.9 million. These uses of cash were partially offset by maturities of short-term investments of $39.6 million. Net cash provided by investing activities was $53.3 million for the three months ended March 31, 2014 and was primarily due to the purchase of short-term investments of $52.9 million and purchases of fixed assets of $0.4 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the three months ended March 31, 2015 was $215.4 million and consisted primarily of net proceeds from our follow-on offering of $161.9 million and aggregate net proceeds our at-the-market offering of $51.8 million. Net cash used in financing activities for the three months ended March 31, 2014 was $0.9 million and consisted primarily of repayments of our capital loan of $0.8 million and our equipment line of credit of $0.1 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved.. We expect our cash expenditures to increase in the near term as we pursue regulatory approval of Patiromer FOS, expand U.S. commercial launch preparation activities related to Patiromer FOS, including significant headcount growth and the manufacture of commercial supply, and increase our general and administrative infrastructure. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for Patiromer FOS and the costs of post-marketing studies that could be required by regulatory authorities;

•	the findings and questions of the FDA, if any during its review of our NDA, and our ability to promptly and adequately address any such findings or questions;

•	the costs of obtaining commercial supplies of Patiromer FOS;

•	our ability to successfully and timely commercialize Patiromer FOS;

•	the manufacturing, selling and marketing costs associated with Patiromer FOS, including the cost and timing of expanding our sales and marketing capabilities;

•	the amount of sales and other revenues from Patiromer FOS, if approved, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for Patiromer FOS or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Patiromer FOS or any future product candidate.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$19,600	$2,937	$16,663	$—	$—
Operating lease obligations(3)	35,444	2,553	10,163	11,034	11,694
Purchase obligations(4)	233,057	54,688	125,169	53,200	—
Total contractual obligations	$288,101	$60,178	$151,995	$64,234	$11,694

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

(2)	The long-term debt obligation is comprised of an Amended and Restated Loan and Security Agreement that was executed during May 2014 and an equipment line of credit that was obtained during May 2013.
(3)	These amounts are comprised of the rent payments on lease.
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

Purchase Commitments

Our material non-cancelable purchase commitments with contract manufacturers or service providers are with Lanxess, DPx Fine Chemicals, and Patheon. Lanxess and DPx Fine Chemicals serve as commercial manufacturers and suppliers of the active pharmaceutical ingredient for Patiromer FOS and provides manufacturing services in relation to Patiromer FOS. Patheon serves as a commercial manufacturer and supplier of the bulk and finished drug product, we refer to as Patiromer FOS. Other than the foregoing purchase commitments, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million will be interest only through January 2016 followed by 30 months equal monthly payments of interest and principal. Due to acceptance of our New Drug Application for Patiromer FOS by the U.S. Food and Drug Administration in December 2014, the interest only payment period was extended until January 2016 and we may, at our option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69. The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of March 31, 2015, principal of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of March 31, 2015, principal of $0.5 million was outstanding under the line of credit, and we were in compliance with all required covenants.

Operating Lease

On June 26, 2014, we entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that serves as our principal executive offices.

The Lease commenced on February 1, 2015 upon the premises being ready for occupancy by us following Landlord’s construction of certain improvements to the premises required under the Lease.  The Lease terminates 10 years after the lease commences and we have an option to extend the Lease for an additional five years upon written notice to Landlord.

We utilized a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. We are also  entitled, at our election, to an additional allowance of approximately $2.2 million for certain move and tenant improvement related costs incurred by us prior to the second anniversary of the Lease commencement. In the event we elect to use all or any portion of the additional allowance, the base rent will increase.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 1 of the Notes to Unaudited  Interim Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2015, we had cash, cash equivalents and investments of $324.3 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in our interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of all of our available-for-sale investments held as of March 31, 2015, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, Patiromer for Oral Suspension, or Patiromer FOS, which is our only product to have reached clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2015 was approximately $29.7 million. As of March 31, 2015, we had an accumulated deficit of $335.4 million. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, Patiromer FOS. As of March 31, 2015, we had working capital of $306.3 million and capital resources consisting of cash, cash equivalents and investments of $324.3 million.We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of, Patiromer FOS and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, preparing for commercial launch and sales and marketing. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of Patiromer FOS and any future product candidates. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to obtain regulatory approvals for Patiromer FOS and the costs of post-marketing studies that could be required by regulatory authorities;
•

the findings and questions of the U.S. Food and Drug Administration, or FDA, if any, during its review of our New Drug Application, or NDA, and our ability to promptly and adequately address any such findings or questions;

•	the costs of obtaining commercial supplies of Patiromer FOS;
•	our ability to successfully and timely commercialize Patiromer FOS;
•	the manufacturing, selling and marketing costs associated with Patiromer FOS, including the cost and timing of expanding our sales and marketing capabilities;
•	the amount of sales and other revenues from Patiromer FOS, if approved, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
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

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. As part of our NDA for Patiromer FOS, we requested deferral for submission of pediatric data until after approval of Patiromer FOS for use in adults.

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

Further, conducting clinical trials in foreign countries, as we have historically done, presents additional risks that may delay completion of our clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. In addition, the FDA may determine that our clinical trial results obtained in foreign subjects do not represent the safety and efficacy of Patiromer FOS when administered in U.S. patients and are thus not supportive of our NDA approval in the U.S.

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

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of Patiromer FOS for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, ZS Pharma, Inc., or ZS Pharma, is developing a zirconium silicate particle to treat hyperkalemia referred to as ZS-9. ZS Pharma has announced that it intends to submit a NDA for ZS-9 to the FDA in the second quarter of 2015. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Patiromer FOS is worthwhile and is a superior alternative to existing or new therapies for hyperkalemia.

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

As of March 31, 2015, we had 145 full-time employees. We will need to significantly increase the size of our organization, including our commercial personnel, in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials and commercialization activities. Our need to effectively execute our growth strategy requires that we:

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

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for Patiromer FOS either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the U.S. Further, there have been subject deaths in our clinical programs. While the incidence of subject deaths are not unexpected in view of the morbidity and mortality for the patient populations in our trials and have been determined by the study investigators and by us as unrelated to Patiromer FOS, the FDA may require us to perform additional studies or otherwise delay regulatory approval of Patiromer FOS. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

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

As of March 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. Based upon the number of shares outstanding as of March 31, 2015, we have outstanding a total of approximately 41.4 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO,  our public offering in April 2014, our at-the-market offering, and our public offering in March 2015 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

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

In addition, as of March 31, 2015, approximately 6.8 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In January 2015, we issued an aggregate of 29,690 shares of our common stock to OTA LLC, or OTA, upon the net exercise of a warrant to purchase 40,828 shares of our common stock at a price per share of $9.1848. This warrant was issued to OTA, an affiliate of Oxford Finance LLC, or Oxford, in replacement of all warrants originally issued to Oxford in January 2013 and subsequently assigned by Oxford to OTA. We did not receive any cash proceeds from OTA’s cashless net exercise. The foregoing securities were issued to an accredited investor in reliance upon the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, including Rule 506 promulgated thereunder. We claimed such exemption on the basis that (a) the purchaser represented that it intended to acquire the securities for investment only and not with a view of the distribution thereof and that it received adequate information about us and (b) appropriate legends were affixed to the securities in such transaction.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	11/20/2013	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4

Warrant to purchase common stock issued to OTA LLC, an affiliate of Oxford Finance LLC, upon assignment and in replacement of all warrants issued to Oxford Finance LLC in connection with venture debt financing pursuant to the Loan and Security Agreement, dated as of January 31, 2013, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc., among others.

					X

4.5	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1	Consent, Release and Third Amendment to Amended and Restated Loan and Security Agreement, dated as of January 30, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.				X

10.2	Consent, Release and Third Amendment to Loan and Security Agreement, dated as of January 30, 2015, by and between Silicon Valley Bank and Relypsa, Inc.				X

10.3#	Non-Employee Director Compensation Program.				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Relypsa, Inc.

May 7, 2015	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)