Form 10-Q
period 2015-06-30
Relypsa Inc
filed 2015-08-06
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015, the registrant had 41,586,756 shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Relypsa, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,134	$30,264
Short-term investments	255,854	105,493
Restricted cash	—	268
Other receivables	902	425
Prepaid expenses and other current assets	2,326	2,756
Total current assets	302,216	139,206
Restricted cash	686	686
Property and equipment, net	6,570	3,467
Other assets	10,586	8,480
Total assets	$320,058	$151,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,810	$3,156
Accrued payroll and related expenses	4,790	4,393
Accrued liabilities	18,400	7,778
Deferred rent, current portion	64	1,156
Line of credit, current portion	407	432
Capital loan, current portion	2,783	—
Total current liabilities	31,254	16,915
Long-term liabilities:
Deferred rent, long-term	2,477	983
Line of credit	26	267
Capital loan	12,867	15,213
Total liabilities	46,624	33,378
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2015 and December 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 300,000 shares authorized at June 30, 2015 and December 31, 2014; 41,563 and 35,045 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	42	35
Additional paid-in capital	648,052	424,175
Accumulated other comprehensive loss	(10)	(21)
Accumulated deficit	(374,650)	(305,728)
Total stockholders’ equity	273,434	118,461
Total liabilities and stockholders’ equity	$320,058	$151,839

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$18,627	$11,075	$34,407	$21,976
General and administrative	20,340	5,322	33,827	10,125
Total operating expenses	38,967	16,397	68,234	32,101
Loss from operations	(38,967)	(16,397)	(68,234)	(32,101)
Interest and other income, net	188	36	272	64
Interest expense	(478)	(376)	(960)	(768)
Net loss	$(39,257)	$(16,737)	$(68,922)	$(32,805)
Net loss per share, basic and diluted	$(0.95)	$(0.51)	$(1.74)	$(1.04)
Weighted average common shares used to compute net loss per share, basic and diluted	41,490,003	33,141,384	39,669,734	31,435,378

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(39,257)	$(16,737)	$(68,922)	$(32,805)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net of tax	(14)	2	11	6
Total comprehensive loss	$(39,271)	$(16,735)	$(68,911)	$(32,799)

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(68,922)	$(32,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,631	559
Stock-based compensation	7,753	4,063
Amortization of debt issuance costs	21	16
Amortization of debt discount	73	75
Accretion of final debt payment	296	159
Accrued interest on capital loan	—	71
Investment premium amortization	—	312
Loss on disposal of fixed assets	13	—
Changes in assets and liabilities:
Other receivables	(477)	124
Prepaid expenses and other current assets	423	602
Other assets and restricted cash	(1,838)	(544)
Accounts payable	1,081	(521)
Accrued and other liabilities	11,019	(2,035)
Deferred rent	402	268
Net cash used in operating activities	(47,525)	(29,656)
Investing activities
Purchases of investments	(233,158)	(49,984)
Proceeds from maturities of short-term investments	79,118	10,236
Proceeds from sales of short-term investments	3,001	—
Purchases of property and equipment	(4,485)	(1,069)
Net cash used in investing activities	(155,524)	(40,817)
Financing activities
Net proceeds from public offerings	213,711	94,607
Proceeds from common stock option exercises	2,032	240
Proceeds from purchases under the Employee Stock Purchase Plan	388	—
Net proceeds from capital loan	—	3,549
Repayment of capital loan	—	(1,530)
Repayment of equipment line of credit	(212)	(201)
Net cash provided by financing activities	215,919	96,665
Net increase in cash and cash equivalents	12,870	26,192
Cash and cash equivalents at beginning of period	30,264	94,759
Cash and cash equivalents at end of period	$43,134	$120,951
Noncash investing and financing activities
Change in unrealized gain on investments	11	6
Issuance of warrants in connection with capital loan	—	234
Accounts payable related to purchase of property and equipment	573	—

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

Offerings

On December 4, 2014, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $70.0 million of its common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, the Company had sold 514,710 shares pursuant to its at-the-market program at an average price of $32.17 per share for aggregate offering proceeds of $16.6 million and the Company received aggregate net proceeds of $16.1 million.

During January and February 2015, the Company sold 1,549,910 shares pursuant to the Company’s at-the-market program at an average price of $34.48 per share for aggregate offering proceeds of $53.4 million, and the Company received aggregate net proceeds of $51.8 million.  During the first quarter of 2015, the Company exhausted its current at-the-market offering in full.

On March 3, 2015, the Company completed an underwritten public offering of 4,485,000 shares of common stock at an offering price of $38.50 per share for gross proceeds of $172.7 million. The Company received net proceeds from the offering of $161.9 million, after deducting the underwriting discounts and expenses.

Basis of Presentation

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

The accompanying financial information for the three and six months ended June 30, 2015 is unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and include all adjustments, which include only normal recurring adjustments. Intercompany transactions and balances have been eliminated in consolidation. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other period(s).

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Implementation of this update is not expected to have a material impact on the Company's consolidated financial statements.

Liquidity

The Company has never been profitable and, as of June 30, 2015, the Company has an accumulated deficit of $374.7 million. The Company may continue to incur substantial operating losses even after it begins to generate meaningful revenues from Patiromer FOS, if approved. The Company will need additional funding to support future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and it may never do so.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	June 30,
	2015	2014
Warrants to purchase common stock	15	56
Options to purchase common stock	3,963	3,643
Restricted stock units	122	19
Common stock subject to repurchase	1	3
	4,101	3,721

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Financial assets:
Money market funds	$17,919	$—	$—	$17,919
Corporate bonds	—	138,258	—	138,258
Agency bonds	—	77,842	—	77,842
Commercial paper	—	62,857	—	62,857
Total financial assets	$17,919	$278,957	$—	$296,876
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Money market funds	$10,202	$—	$—	$10,202
Corporate bonds	—	71,763	—	71,763
Agency bonds	—	15,162	—	15,162
Commercial paper	—	30,846	—	30,846
Total financial assets	$10,202	$117,771	$—	$127,973
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

As of June 30, 2015, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2014	$233
Change in fair value included in other income (expense)	—
Balance as of June 30, 2015	$233

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

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

3.  Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Cash and money market funds	$20,030	$—	$—	$20,030
Corporate bonds	138,295	7	(44)	138,258
Agency bonds	77,838	9	(4)	77,843
Commercial paper	62,836	21	—	62,857
Total financial assets	$298,999	$37	$(48)	$298,988
Reported as:
Cash and cash equivalents				$43,134
Short-term Investments				255,854
				$298,988

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$17,986	$—	$—	$17,986
Corporate bonds	71,794	2	(33)	71,763
Agency bonds	15,163	2	(3)	15,162
Commercial paper	30,835	11	—	30,846
Total financial assets	$135,778	$15	$(36)	$135,757
Reported as:
Cash and cash equivalents				$30,264
Short-term investments				105,493
				$135,757

For the six months ended June 30, 2015 and the year ended December 31, 2014, there were no realized gains or losses on the available-for-sale securities.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2015, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

On January 31, 2013, the Company issued warrants to purchase 54,437 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848 per share in connection with the Original Agreement. Upon the closing of the Company’s initial public offering in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock. 13,609 of these warrants were exercised during 2014, resulting in the net issuance of 7,808 shares of common stock.  The remaining 40,828 warrants were exercised in the three months ended March 31, 2015, resulting in the net issuance of 29,690 shares of common stock.

On May 30, 2014, the Company issued warrants to purchase 12,661 shares of common stock at an exercise price of $23.69 per share in connection with the first $15.0 million tranche under the Amended Loan Agreement. The fair value of the warrants was $0.2 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.06%, a life of 7 years, a volatility factor of 91.67%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.5 million and $0.4 million for the three months ended June 30, 2015 and 2014 and $0.9 million and $0.7 million for the six months ended June 30, 2015 and 2014.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s consolidated financial statements. As of June 30, 2015 the estimated fair value of the contingent put option liability was $0.2 million, which was determined by using a risk-neutral valuation model, see Note 2 for details on fair value measurement of the option.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of June 30, 2015, principal of $15.0 million was outstanding under the Amended Loan Agreement, and the Company was in compliance with all required covenants.

5.  Commitments and Contingencies

Lanxess Corporation

On January 9, 2014, the Company entered into a Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with Lanxess that supersedes an earlier agreement, the Memorandum of Understanding that was executed on November 27, 2012. Under the Lanxess Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient (API) for Patiromer FOS. The Lanxess Supply Agreement terminates on December 31, 2020 unless terminated earlier. The Company may extend the Lanxess Supply Agreement for an additional five years with notice. The Lanxess Supply Agreement may be terminated (i) by the Company with notice if it abandons development or manufacturing of Patiromer FOS or fails to obtain FDA approval or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, which may be given after October 1, 2015, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, which may be given after October 1, 2015 and (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms beginning in September 2015. Under the Lanxess Supply Agreement, Lanxess is obligated to manufacture the Company’s commercial supply of API for Patiromer FOS, and the Company is obligated to purchase from Lanxess such products manufactured, pursuant to the terms and conditions of the Lanxess Supply Agreement.

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

DPx Fine Chemicals

On May 14, 2014, the Company entered into a Manufacturing and Supply Agreement (the DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG. Under the DPx Supply Agreement, DPx Fine Chemicals has agreed to manufacture and supply for commercial sale the API for Patiromer FOS. Under the DPx Supply Agreement, the Company is obligated to make certain minimum purchases of API. The DPx Supply Agreement may be terminated (i) by the Company with notice if it abandons development or commercialization of Patiromer FOS or fails to obtain FDA approval, or with 12 months’ notice and without cause after DPx Fine Chemicals’ manufacture and release of certain quantity of API; (ii) by DPx Fine Chemicals within 24 months’ notice and without cause after its manufacture and release of a certain quantity of API; and (iii) by either party with notice for the other party’s uncured material breach, insolvency, liquidation, bankruptcy or dissolution.

DPx Fine Chemicals has agreed to make plant modifications under the DPx Supply Agreement and will be the exclusive owner of the purchased equipment. DPx Fine Chemicals may manufacture other products with the modified plant when not occupied by the API for Patiromer FOS. Under the DPx Supply Agreement, the Company has agreed to reimburse DPx Fine Chemicals up to a specified amount for plant modifications. These payments are being recorded in other assets and upon being placed into service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory. DPx Fine Chemicals has full ownership of the purchased equipment and may manufacture other products with the modified plant.

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

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and the Patheon Supply Agreement as of June 30, 2015.  These amounts are based on forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies (in thousands):

2015	$34,631
2016	80,710
2017	93,881
2018	78,463
2019	19,430
Total future minimum payments	$307,115

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

The Company’s future minimum operating lease payments at June 30, 2015 are as follows (in thousands):

2015	$1,203
2016	3,209
2017	3,373
2018	3,449
2019	3,544
Thereafter	20,064
Total future minimum payments	$34,842

The Company utilized a one-time allowance of $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. The Company is entitled to begin to draw on an additional allowance of $2.2 million for certain move and tenant improvement related costs of which the Company used $0.8 million as of June 30, 2015. Amounts utilized of the additional allowance will increase future minimum operating lease payments.

6.  Equity Compensation Plans and Stock-Based Compensation

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested.  Any remaining shares available for future issuance under the 2007 Stock Plan are available for issuance under the 2013 Plan.  The 2013 plan reserve will automatically increase annually from January 1, 2014 through January 1, 2023 by an amount equal to the smaller of: (a) 2,553,174 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company's board of directors. As of June 30, 2015, a total of 1,925,523 shares were authorized for grant under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (the Inducement Plan), under which 1,000,000 shares were reserved. In July 2015, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of June 30, 2015, 940,200 shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. The awards were made pursuant to the NASDAQ inducement grant exception as a component of the Company’s new hires’ employment compensation.

The Company adopted the ESPP in November 2013 and in August 2014, the ESPP was initiated. As of June 30, 2015, the Company has reserved 587,438 shares of common stock for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded during the three and six months ended June 30, 2015.

The following table summarizes option activity under the 2007 Plan, the 2013 Plan, the Inducement Plan, and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options outstanding at December 31, 2014	1,167	3,813	$11.05
Additional shares reserved under plan	1,402	—	—
Options granted	(674)	674	33.72
Options exercised	—	(421)	4.82
Options forfeited	103	(103)	27.30
Restricted stock units granted	(16)	—	—
Restricted stock units canceled	3	—	—
Balances at June 30, 2015	1,985	3,963	$15.14	8.2	$72,335
Vested and expected to vest at June 30, 2015		3,805	$14.80	8.2	$70,731
Vested at June 30, 2015		1,451	$6.73	7.3	$38,345

The weighted-average grant-date estimated fair value of options granted during the three months ended June 30, 2015 and 2014 was $24.63 and $17.22, respectively. During the six months ended June 30, 2015 and 2014, the weighted-average grant-date estimated fair value of options granted was $24.80 and $22.13 per share, respectively. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the NASDAQ listed fair value of the Company’s common stock as of June 30, 2015.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development:
Employees	$897	$269	$1,780	$494
Nonemployee consultants	1,154	969	2,392	2,178
General and administrative:
Employees	2,076	813	3,581	1,378
Nonemployee consultants	—	13	—	13
Total stock-based compensation expense	$4,127	$2,064	$7,753	$4,063

As of June 30, 2015, the total unrecognized stock-based compensation expense related to stock options and ESPP stock repurchase rights was $37.7 million, which is expected to be recognized over an estimated weighted-average period of 2.92 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	82% - 86%	87% - 93%	82% - 92%	87% - 109%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6	6	6	6
Risk-free rate	1.5% –1.9%	1.8% –1.9%	1.3% –1.9%	1.8% –1.9%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	91%	104%	91% -92%	104% -122%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6 – 9	7 – 9	6 – 9	6 – 9
Risk-free rate	1.8% – 2.1%	2.0% – 2.4%	1.5% – 2.1%	2.0% – 2.6%

Restricted Stock Units

During 2014, the Company granted restricted stock unit (“RSUs”) awards subject to time-based vesting criteria from the 2013 Plan. RSUs subject to time-based vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time-based vesting criteria, vesting is based on continuous employment or service of the holder to the Company. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The following table summarizes restricted stock unit activity for the six months ended June 30, 2015 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	123	$26.85
Granted	16	35.79
Vested	(14)	23.96
Canceled	(3)	27.21
Nonvested at June 30, 2015	122	$28.31

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

Since commencing operations in October 2007, we have devoted substantially all our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including Patiromer FOS, and we have devoted substantially all of our financial resources to the clinical development of Patiromer FOS. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through June 30, 2015, we have funded substantially all of our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at an average price of $32.17 per share for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

During January and February 2015, we sold 1,549,910 shares pursuant to our at-the-market program at an average price of $34.48 per share for aggregate offering proceeds of $53.4 million, and we received aggregate net proceeds from this offering of $51.8 million. During the first quarter of 2015, we exhausted our current at-the market offering in full.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.7 million. We received net proceeds from the offering of $161.9 million, after deducting the underwriting discount and offering expenses.

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $374.7 million. We incurred net losses of approximately $39.3 million and $16.7 million for the three months ended June 30, 2015 and 2014, respectively and net losses of approximately $68.9 million and $32.8 million for the six months ended June 30, 2015 and 2014, respectively. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved. We will need additional funding to support future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, and travel expenses for personnel in our executive, finance, commercial, medical affairs, business and corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional fees for auditing, tax and legal services. We expect that our general and administrative expenses will increase as we expand our operating activities and increase our headcount as we continue to prepare for a potential commercial launch of Patiromer FOS and to support our operations as a public company. These increased expenses associated with being a public company will include, among other things, increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing requirements and the requirements of the Securities and Exchange Commission, SEC,, directors’ and officers’ liability insurance premiums and investor relations related fees.

Interest and Other Income, Net

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

There have been no significant changes in critical accounting policies during the six months ended June 30, 2015, as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$18,627	$11,075	$7,552	68%
General and administrative	20,340	5,322	15,018	282
Total operating expenses	38,967	16,397	22,570	138
Loss from operations	(38,967)	(16,397)	(22,570)	(138)
Interest and other income net	188	36	152	422
Interest expense	(478)	(376)	(102)	27
Net loss	$(39,257)	$(16,737)	$(22,520)	(135)%

Research and Development.    During the three months ended June 30, 2015, research and development expenses increased $7.6 million, or 68% as compared to the corresponding period in 2014. The increase was primarily the result of increases of $5.6 million in ongoing manufacturing activities, $2.6 million in personnel costs and stock-based compensation and $0.8 million in allocated expenses related to facilities and information technology related costs. These increases were partially offset by a decrease of $1.6 million in clinical trial costs primarily related to clinical studies, which were completed in 2014.

General and Administrative.    During the three months ended June 30, 2015, general and administrative expenses increased $15.0 million, or 282% as compared to the corresponding period in 2014. The increase was primarily due to an increase of $5.4 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support our expanding operations. Furthermore, we incurred increases of $5.5 million for commercial and marketing activities, $1.6 million related to an increase in medical affairs, $1.0 million in allocated expenses related to facilities and information technology related costs, and an increase of $0.8 million in professional and consulting expenses.

Comparison of Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(unaudited) (in thousands, except percentages)
Operating expenses:
Research and development	$34,407	$21,976	$12,431	57%
General and administrative	33,827	10,125	23,702	234
Total operating expenses	68,234	32,101	36,133	113
Loss from operations	(68,234)	(32,101)	(36,133)	(113)
Interest and other income net	272	64	208	325
Interest expense	(960)	(768)	(192)	25
Net loss	$(68,922)	$(32,805)	$(36,117)	(110)%

Research and Development.    During the six months ended June 30, 2015, research and development expenses increased $12.4 million, or 57% as compared to the corresponding period in 2014. The increase was primarily the result of $8.3 million in ongoing manufacturing activities, $5.4 million in personnel costs and stock-based compensation, and $1.8 million in allocated expenses related to facilities and information technology related costs. These increases were partially offset by a decrease of $3.7 million in clinical trial costs primarily related to clinical studies, which were completed in 2014.

General and Administrative.    During the six months ended June 30, 2015, general and administrative expenses increased $23.7 million, or 234% as compared to the corresponding period in 2014. The increase was primarily due to an increase of $8.7 million in personnel costs resulting from an increase in headcount and stock-based compensation to support our expanding operations. Furthermore, we incurred an additional $8.5 million in commercial related expenses as we prepare for a potential commercial launch of Patiromer, $2.3 million in medical affairs, $1.6 million in allocated expenses related to facilities and information technology related costs, and $1.5 million in professional and consulting fees.

Liquidity and Capital Resources

Since inception through June 30, 2015, our operations have been financed primarily through net proceeds of $594.6 million pursuant to sales of our common stock in public offerings, sales of shares of our convertible preferred stock, and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit. As of June 30, 2015, we had approximately $299.0 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at an average price of $32.17 per share for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

During January and February 2015, we sold 1,549,910 shares pursuant to our at-the-market offering at an average price of $34.48 per share for aggregate offering proceeds of $53.4 million, and we received aggregate net proceeds of $51.8 million. During the first quarter of 2015, we exhausted our current at-the-market offering in full.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.7 million. We received net proceeds from the offering of $161.9 million, after deducting the underwriting discounts and offering expenses.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $374.7 million. We incurred net losses of approximately $39.3 million and $16.7 million in the three months ended June 30, 2015 and 2014, respectively and net losses of approximately $68.9 million and $32.8 million for the six months ended June 30, 2015 and 2014, respectively. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved. We will need additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the six months ended June 30, 2015 and 2014.

	Six Months Ended
	2015	2014
	(in thousands)
Net cash used in operating activities	$(47,525)	$(29,656)
Net cash used in investing activities	(155,524)	(40,817)
Net cash provided by financing activities	215,919	96,665
Net increase in cash and cash equivalents	$12,870	$26,192

Cash Flows from Operating Activities.    Net cash used in operating activities was $47.5 million for the six months ended June 30, 2015 and consisted primarily of our net loss of $68.9 million less noncash charges such as stock-based compensation expense of $7.8 million and depreciation and amortization of $2.6 million. The significant items in the change in operating assets and liabilities include an $11.0 million increase in accrued and other liabilities primarily related to an increase in manufacturing activities as we prepare for commercial launch offset by a decrease of $1.8 million in other assets and restricted cash.

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

Cash Flows from Investing Activities.    Net cash used in investing activities was $155.5 million for the six months ended June 30, 2015 and was primarily due to the purchase of investments of $233.2 million and purchases of fixed assets of $4.5 million. These uses of cash were partially offset by maturities of short-term investments of $79.1 million and sales of short-term investments of $3.0 million.

Net cash used in investing activities was $40.8 million for the six months ended June 30, 2014 and was primarily due to the purchase of short-term investments of $50.0 million and purchases of fixed assets of $1.1 million. These uses of cash were partially offset by maturities of short-term investments of $10.2 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the six months ended June 30, 2015 was $215.9 million and consisted primarily of net proceeds from our follow-on offering of $161.9 million and aggregate net proceeds our at-the-market offering of $51.8 million.

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

•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which is available to us through the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for Patiromer FOS or any future product candidate;

•	our research and development activities; or

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Patiromer FOS or any future product candidate.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$19,208	$4,385	$14,823	$—	$—
Operating lease obligations(3)	34,842	2,771	10,230	11,117	10,724
Purchase obligations(4)	307,115	78,376	226,139	2,600	—
Total contractual obligations	$361,165	$85,532	$251,192	$13,717	$10,724

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

(2)	The long-term debt obligation is comprised of an Amended and Restated Loan and Security Agreement that was executed during May 2014 and an equipment line of credit that was obtained during May 2013.
(3)	These amounts are comprised of the rent payments on our leases.
(4)

The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with LANXESS Corporation, under our Manufacturing and Supply Agreement (DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, and under our Supply Agreement with Patheon (Patheon Supply Agreement). These amounts are based on forecasts that may include estimates of our future market demand, quantity discounts and manufacturing efficiencies.

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

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million loan will be interest only through January 2016 followed by 30 months of equal monthly payments of interest and principal. Due to the acceptance of our New Drug Application for Patiromer FOS by the U.S. Food and Drug Administration in December 2014, the interest only payment period was extended until January 2016 and we may, at our option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69. The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of June 30, 2015, principal of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

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

We utilized a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. We are entitled to an additional allowance of $2.2 million for certain move and tenant improvement related costs of which we utilized $0.8 million as of June 30, 2015. Amounts used of the additional allowance will increase future minimum operating lease payments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations..

Interest Rate Risk

As of June 30, 2015, we had cash, cash equivalents and short-term investments of approximately $299.0 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in our interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of all of our available-for-sale investments held as of June 30, 2015, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

Foreign Currency Exchange Rate Fluctuations

We are exposed to some degree of foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars, particularly in Euros. In particular, we pay our CROs outside of the United States in the currencies of their respective jurisdictions. In addition, we may be subject to fluctuations in foreign currency exchange risk with our Contract Manufacture Organizations that are located in jurisdictions that have currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward foreign exchange contracts. All foreign transactions settle on the applicable spot exchange at the time such payments are made.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would not have had a material impact on our financial statements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company focused on the development and commercialization of non-absorbed polymeric drugs to treat disorders in the areas of renal, cardiovascular and metabolic diseases with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, Patiromer for Oral Suspension, or Patiromer FOS, which is our only product to have reached clinical development. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2014, 2013 and 2012 was approximately $79.9 million, $73.8 million and $43.7 million, respectively. Our net loss for the three months ended June 30, 2015 and 2014 was approximately $39.3 million and $16.7 million, respectively, and our net loss for the six months ended June 30, 2015 and 2014 was approximately $68.9 million and $32.8 million, respectively. As of June 30, 2015, we had an accumulated deficit of $374.7 million. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Patiromer FOS, if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of our lead product candidate, Patiromer FOS. As of June 30, 2015, we had working capital of approximately $271.0 million and capital resources consisting of cash, cash equivalents and short-term investments of approximately $299.0 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development, seek regulatory approval, and prepare for the commercialization of, Patiromer FOS and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, preparing for commercial launch and sales and marketing. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of Patiromer FOS and any future product candidates. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•

our ability to draw down up to $20.0 million in the second tranche of our term loans pursuant to the Amended and Restated Loan and Security Agreement we entered into with our existing lenders in May 2014, which is available through the earlier of (i) December 31, 2015 and (ii) an event of default under the agreement;

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

•	achieving and maintaining compliance with all regulatory requirements applicable to Patiromer FOS;
•	receiving the product labeling that enables the successful promotion of Patiromer FOS;
•	access to a sufficient number of target physicians to prescribe Patiromer FOS;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	our ability to obtain and sustain an adequate level of formulary coverage for Patiromer FOS by government and commercial payers;
•	the effectiveness of our own or any future strategic collaborators’ marketing, sales and distribution strategy and operations;
•	our ability to enforce our intellectual property rights in and to Patiromer FOS;
•	our ability to avoid third-party patent interference or patent infringement claims; and
•	a continued acceptable safety profile of Patiromer FOS following any regulatory approval.

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

Even if we receive approval of our NDA or foreign marketing authorization for Patiromer FOS, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve Patiromer FOS for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the product labeling that we believe is necessary or desirable for the successful commercialization of Patiromer FOS. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of Patiromer FOS and would have a material adverse impact on our business and prospects.

We currently have limited commercial capabilities and no sales capabilities. If we are unable to build these capabilities on our own or through third parties, we will not be able to successfully commercialize Patiromer FOS, if approved, or any future product candidates or generate product revenue.

We currently have limited commercial capabilities and no sales capabilities, and we have no experience commercializing a pharmaceutical product. Our ability to have effective commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:

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

Building our commercial capabilities, including our sales capabilities, may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes or preventing us from building these capabilities to the desired levels. Any failure or delay in building these capabilities will adversely impact the successful commercialization of Patiromer FOS or any future product candidate.

In addition, given our lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial specialty sales force may be materially less than the actual number of sales representatives required to successfully commercialize Patiromer FOS. As such, we may be required to hire substantially more sales representatives than expected to adequately support the commercialization of Patiromer FOS. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Patiromer FOS, and any such arrangements may result in lower product revenue than if we directly sold and distributed Patiromer FOS and some or all of the product revenue we receive will depend upon the efforts of third parties, and these efforts may not be successful. If we are unable to build our commercial and medical affairs capabilities, either on our own or through collaborations with one or more third parties, we may be unable to successfully commercialize Patiromer FOS or any future product candidate, and our revenue will suffer and we will incur significant additional losses.

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

Even if we obtain FDA or other regulatory approvals, Patiromer FOS or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. Patiromer FOS may not gain market acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community. Market acceptance of Patiromer FOS or any future product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy of the product as demonstrated in clinical trials;
•	the prevalence and severity of any side effects and overall safety profile of the product;
•	the indications for which the product is approved;
•	advantages over existing therapies, such as, in the case of Patiromer FOS, sodium polystyrene sulfonate (e.g., Kayexalate®) and competitive products that may receive regulatory approval in the future;
•	acceptance by physicians and patients of the product as a safe and effective chronic daily treatment;
•	relative convenience and ease of administration of our products;
•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of payers and patients;
•	relative convenience and ease of administration;
•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;
•	the strength of our marketing and distribution organizations; and
•	sufficient third-party coverage or reimbursement.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our results of operations.

Patiromer FOS, if approved, may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of Patiromer FOS for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, there are potential new treatment options for hyperkalemia. ZS Pharma, Inc., or ZS Pharma, is developing a zirconium silicate particle to treat hyperkalemia referred to as sodium zirconium cyclosilicate, or ZS-9. ZS Pharma submitted a NDA for ZS-9 to the FDA in May 2015, which was accepted for filing by the FDA in July 2015. Ardelyx, Inc. has announced that it is developing two treatments for hyperkalemia: a polystyrene sulfonate polymer and a potential potassium secretagogue. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Patiromer FOS is worthwhile and is a superior alternative to existing or new therapies for hyperkalemia.

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

As of June 30, 2015, we had 182 full-time employees. We will need to significantly increase the size of our organization, including our commercial personnel, in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials and commercialization activities. Our need to effectively execute our growth strategy requires that we:

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

In addition, we are implementing an enterprise resource planning, or ERP, system for our company. The ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system will require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using the ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the year ended December 31, 2014, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We are eligible to retain an emerging growth company status until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering of our common stock, or IPO (December 31, 2018), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period. Based on our non-affiliated market capitalization as of June 30, 2015, we will cease to be an emerging growth company on January 1, 2016.

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

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Patiromer FOS and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the U.S. and internationally. We will face, to the extent that we decide to enter into collaboration arrangements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. Any collaboration arrangements that we may enter into in the future may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We are seeking regulatory approval for Patiromer FOS in the U.S. for the treatment of hyperkalemia. In the future, we may attempt to develop and seek regulatory approval to promote and commercialize Patiromer FOS outside of the U.S. For example, we plan to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Patiromer FOS in the first half of 2016. In order to obtain approvals outside of the U.S., we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to establish the commercial infrastructure or pursue a collaboration arrangement that would be necessary to promote and commercialize Patiromer FOS outside of the U.S. If we do not obtain regulatory approvals for Patiromer FOS in foreign jurisdictions, our ability to expand our business outside the U.S. will be severely limited.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We are eligible to retain an emerging growth company status until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering of our common stock (December 31, 2018), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and we have been a public company for at least one year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Based on our non-affiliated market capitalization as of June 30, 2015, we will cease to be an emerging growth company on January 1, 2016.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of our common stock or securities convertible into our common stock, including in future financings or similar arrangements. For example, we issued approximately 6.5 million shares of our common stock through registered offerings pursuant to our shelf-registration statement filed in December 2014. If we issue additional shares of our common stock, our stockholders may experience immediate dilution and, as a result, our stock price may decline.

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

As of June 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. Based upon the number of shares outstanding as of June 30, 2015, we have outstanding a total of approximately 41.6 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO,  our public offering in April 2014, our at-the-market offering, and our public offering in March 2015 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2015, approximately 7.7 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. The 7.7 million shares include 1.0 million additional shares reserved for issuance under the 2014 Employment Commencement Incentive Plan as approved by our board of directors in July 2015. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2015	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1	First Amendment to Lease, dated as of July 10, 2015, by and between HCP LS Redwood City, LLC and Relypsa, Inc.				X

10.2(a)#	Relypsa, Inc. 2014 Employment Commencement Incentive Plan, as amended.				X

10.2(b)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Relypsa, Inc. 2014 Employment Commencement Incentive Plan.				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Relypsa, Inc.

August 6, 2015	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)