Form 10-Q
period 2015-09-30
Relypsa Inc
filed 2015-11-04
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 1, 2015, the registrant had 41,691,554 shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Relypsa, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,721	$30,264
Short-term investments	192,732	105,493
Restricted cash	—	268
Other receivables	1,123	425
Prepaid expenses and other current assets	6,467	2,756
Total current assets	295,043	139,206
Restricted cash	686	686
Property and equipment, net	8,571	3,467
Other assets	10,902	8,480
Total assets	$315,202	$151,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,564	$3,156
Accrued payroll and related expenses	7,063	4,393
Accrued liabilities	22,310	7,778
Deferred rent, current portion	27	1,156
Line of credit, current portion	298	432
Capital loan, current portion	4,213	—
Deferred revenue, current portion	27,165	—
Total current liabilities	66,640	16,915
Long-term liabilities:
Deferred rent, long-term	2,773	983
Line of credit	108	267
Capital loan	11,510	15,213
Deferred revenue, long-term	6,245	—
Total liabilities	87,276	33,378
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at September 30, 2015 and December 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 300,000 shares authorized at September 30, 2015 and December 31, 2014; 41,686 and 35,045 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	42	35
Additional paid-in capital	654,005	424,175
Accumulated other comprehensive loss	(3)	(21)
Accumulated deficit	(426,118)	(305,728)
Total stockholders’ equity	227,926	118,461
Total liabilities and stockholders’ equity	$315,202	$151,839

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration and license revenue	$6,590	$—	$6,590	$—
Operating expenses:
Research and development	32,391	11,647	66,798	33,631
General and administrative	25,255	7,311	59,082	17,428
Total operating expenses	57,646	18,958	125,880	51,059
Loss from operations	(51,056)	(18,958)	(119,290)	(51,059)
Interest and other income, net	30	17	302	80
Interest expense	(442)	(494)	(1,402)	(1,262)
Net loss	$(51,468)	$(19,435)	$(120,390)	$(52,241)
Net loss per share, basic and diluted	$(1.24)	$(0.57)	$(2.99)	$(1.62)
Weighted average common shares used to compute net loss per share, basic and diluted	41,633,410	34,064,780	40,331,485	32,321,477

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(51,468)	$(19,435)	$(120,390)	$(52,241)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	7	(30)	18	(24)
Total comprehensive loss	$(51,461)	$(19,465)	$(120,372)	$(52,265)

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(120,390)	$(52,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,304	2,461
Stock-based compensation	12,850	6,296
Amortization of debt issuance costs	31	20
Amortization of debt discount	77	118
Accretion of final debt payment	441	333
Accrued interest on capital loan	—	71
Investment premium amortization	—	481
Loss on disposal of fixed assets	13	—
Changes in assets and liabilities:
Other receivables	(698)	(142)
Prepaid expenses and other current assets	(3,721)	461
Other assets and restricted cash	(2,154)	(2,146)
Accounts payable	2,408	(2,102)
Accrued and other liabilities	17,202	749
Deferred rent	661	(1,169)
Deferred revenue	33,410	—
Net cash used in operating activities	(56,566)	(46,810)
Investing activities
Purchases of investments	(283,614)	(141,283)
Proceeds from maturities of short-term investments	192,355	36,390
Proceeds from sales of short-term investments	3,001	—
Purchases of property and equipment	(7,384)	(1,442)
Net cash used in investing activities	(95,642)	(106,335)
Financing activities
Net proceeds from public offerings	213,711	94,607
Proceeds from common stock option exercises	2,414	1,473
Proceeds from purchases under the Employee Stock Purchase Plan	862	—
Net proceeds from capital loan	—	3,549
Repayment of capital loan	—	(1,530)
Repayment of equipment line of credit	(322)	(303)
Net cash provided by financing activities	216,665	97,796
Net increase (decrease) in cash and cash equivalents	64,457	(55,349)
Cash and cash equivalents at beginning of period	30,264	94,759
Cash and cash equivalents at end of period	$94,721	$39,410
Noncash investing and financing activities
Change in unrealized gain (loss) on investments	18	(24)
Issuance of warrants in connection with capital loan	—	234

See accompanying notes.

Relypsa, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.  Description of Business and Significant Accounting Policies

Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company dedicated to the development and commercialization of polymeric medicines to treat conditions that can be addressed in the gastrointestinal tract. On October 21, 2015, the U.S. Food and Drug Administration (FDA) approved Veltassa (patiromer) for oral suspension, the Company’s first medicine, for the treatment of hyperkalemia, a potentially life-threatening condition defined as abnormally elevated levels of potassium in the blood. The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment. On October 28, 2014, Relypsa UK LTD was incorporated as a wholly-owned subsidiary of the Company.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities Exchange Commission (SEC).

Offerings

On December 4, 2014, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of its common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $70.0 million of its common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of December 31, 2014, the Company had sold 514,710 shares pursuant to its at-the-market program at an average price of $32.17 per share for aggregate offering proceeds of $16.6 million and the Company received aggregate net proceeds of $16.1 million.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014. The consolidated financial statements include all normal recurring adjustments, which the Company considers necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue, clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, common stock, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after January 1, 2016. Implementation of this update is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, as amended by ASU 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for the Company for interim and annual reporting periods beginning after January 1, 2018; with early adoption permitted on January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Liquidity

The Company has never been profitable and, as of September 30, 2015, the Company has an accumulated deficit of $426.1 million. The Company may continue to incur substantial operating losses even after it begins to generate meaningful revenues from Veltassa. The Company will need additional funding to support future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and it may never do so.

Revenue Recognition

The Company has generated revenue from a collaboration and license agreement which includes non-refundable upfront license fees, milestones, contingent consideration payments based on the achievement of defined collaboration objectives, and royalties on sales of commercialized products. The Company accounts for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-25, “Multiple Element Arrangements.” The Company identifies the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (VSOE) of selling price, if it exists, or third-party evidence (TPE) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

Revenue from nonrefundable, upfront license or technology access payments under license and collaborative arrangements that are dependent on future performance by the Company is recognized over the estimated period of the continuing performance obligation(s).  Where a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue over the term of our estimated performance period under the agreement. The estimated performance periods are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

The Company recognizes revenue from milestone payments when (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the milestone payment is included in the allocation of arrangement consideration, which may result in the deferral of the revenue until the underlying remaining performance obligations are completed.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	September 30,
	2015	2014
Warrants to purchase common stock	15	56
Options to purchase common stock	4,913	3,858
Restricted stock units	350	130
Common stock subject to repurchase	1	3
	5,279	4,047

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

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Financial assets:
Money market funds	$54,312	$—	$—	$54,312
Corporate bonds	—	87,208	—	87,208
Agency bonds	—	85,776	—	85,776
Commercial paper	—	56,843	—	56,843
Total financial assets	$54,312	$229,827	$—	$284,139
Liabilities:
Contingent put option liability	$—	$—	$200	$200
Total liabilities	$—	$—	$200	$200

	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Money market funds	$10,202	$—	$—	$10,202
Corporate bonds	—	71,763	—	71,763
Agency bonds	—	15,162	—	15,162
Commercial paper	—	30,846	—	30,846
Total financial assets	$10,202	$117,771	$—	$127,973
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total liabilities	$—	$—	$233	$233

As of September 30, 2015, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2014	$233
Change in fair value included in other income (expense)	(33)
Balance as of September 30, 2015	$200

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 5 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The carrying value of the underlying debt facility or capital loan approximates fair value. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income, net in the condensed consolidated statement of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, other receivables, accounts payable, accrued liabilities and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

3.  Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Cash and money market funds	$57,626	$—	$—	$57,626
Corporate bonds	87,235	6	(33)	87,208
Agency bonds	85,766	13	(3)	85,776
Commercial paper	56,829	14	—	56,843
Total financial assets	$287,456	$33	$(36)	$287,453
Reported as:
Cash and cash equivalents				$94,721
Short-term Investments				192,732
				$287,453

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$17,986	$—	$—	$17,986
Corporate bonds	71,794	2	(33)	71,763
Agency bonds	15,163	2	(3)	15,162
Commercial paper	30,835	11	—	30,846
Total financial assets	$135,778	$15	$(36)	$135,757
Reported as:
Cash and cash equivalents				$30,264
Short-term investments				105,493
				$135,757

For the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no realized gains or losses on the available-for-sale securities.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2015, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued contract manufacturing	$21,359	$6,655
Accrued clinical trial expenses	329	41
Accrued accounts payable	—	795
Accrued professional and consulting services	525	184
Other	97	103
	$22,310	$7,778

5.  Borrowings

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million loan will be interest only through January 2016, followed by 30 months of equal monthly payments of interest and principal. Due to the acceptance of the Company’s New Drug Application for Veltassa by the U.S. Food and Drug Administration in December 2014, the interest only payment period was extended until January 2016 and the Company may, at its option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. The Company will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

On May 30, 2014, the Company issued warrants to purchase 12,661 shares of common stock at an exercise price of $23.69 per share in connection with the first $15.0 million tranche under the Amended Loan Agreement. The fair value of the warrants was $0.2 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 2.06%, a life of 7 years, a volatility factor of 91.67%, and no dividend yield. This amount is recorded as a debt discount, which will be amortized into interest expense over the repayment period. Interest expense was $0.5 million and $0.5 million for the three months ended September 30, 2015 and 2014 and $1.4 million and $1.2 million for the nine months ended September 30, 2015 and 2014.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s consolidated financial statements. As of September 30, 2015 the estimated fair value of the contingent put option liability was $0.2 million, which was determined by using a risk-neutral valuation model, see Note 2 for details on fair value measurement of the option.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of September 30, 2015, principal of $15.0 million was outstanding under the Amended Loan Agreement, and the Company was in compliance with all required covenants.

6. Collaboration and License Agreement

In August 2015, the Company entered into a collaboration and license agreement (License Agreement) with VFMCRP, pursuant to which the Company granted to VFMCRP an exclusive, royalty-bearing license to the Company’s patents to develop and commercialize Veltassa outside the United States and Japan (Licensed Territory).  The License Agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities. In exchange for the Company entering into the License Agreement, VFMCRP agreed to pay the Company an upfront cash payment of $40.0 million. VFMCRP also agreed to pay the Company up to $125.0 million in milestone payments upon achievement of certain regulatory, commercial and net sales milestones and tiered, double digit royalties on net sales in the Licensed Territory.

The Company identified the following deliverables per the terms of the License Agreement: 1) the granting of the licenses to VFMCRP; 2) working with VFMCRP on the submission of the Marketing Authorization Application (MAA); 3) performance of research and development activities; 4) participation in the joint steering committee (JSC) and joint development committee (JDC) and 5) manufacturing and supply activities.

The Company considered the provisions of the multiple-element arrangement guidance in determining whether the delivered item(s) have standalone value. The Company concluded that the license and the work on the submission of the MAA, together have standalone value apart from the remaining deliverables and represents a separate unit of accounting. The remaining deliverables of the research and development activities, participation in committee activities, and manufacturing supply of Veltassa are also determined to have stand-alone value as VFMCRP or another third party could provide these services without the Company’s assistance.

The arrangement consideration related to the manufacturing and supply activities will be recognized when delivered to VFMCRP and will be excluded from the allocation of arrangement consideration because the consideration and performance are contingent upon VFMCRP’s exercise of the option to purchase the services and that such services are priced at an estimated fair value.

The upfront payment of $40.0 million was allocated to the 1) License and work on the submission of the MAA deliverable, 2) the research and development deliverable and 3) the committee participation deliverable using the relative estimated selling price method. The Company estimated the BESP of the license based on a probability-adjusted present value of the expected cash flows. The BESP for the other deliverables was estimated by using internal estimates of the cost to perform the specific services plus a normal profit margin for providing the services.

The arrangement consideration allocated to the license and work on the submission of MAA will be recognized as collaboration and license revenue over the estimated performance period beginning upon the delivery of the license in August 2015. The amount allocated to the research and development activities and JSC and JDC participation are being recognized over the estimated performance period. For the three and nine months ended September 30, 2015, revenue of $6.6 million was recognized.

The Company determined that one of the future contingent payments meets the definition of a milestone under the accounting guidance. Accordingly, revenue for the achievement of this milestone will be recognized in the period when the milestone is achieved. The remaining contingent payments would be triggered based on the performance of VFMCRP and are not considered to be milestones under the accounting guidance. The remaining contingent payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the up-front payment. As of September 30, 2015, no milestones have been triggered under the License Agreement.

7.  Commitments and Contingencies

Lanxess Corporation

On January 9, 2014, the Company entered into a Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with Lanxess that supersedes an earlier agreement, the Memorandum of Understanding that was executed on November 27, 2012. Under the Lanxess Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient (API) for Veltassa. The Lanxess Supply Agreement terminates on December 31, 2020 unless terminated earlier. The Company may extend the Lanxess Supply Agreement for an additional five years with notice. The Lanxess Supply Agreement may be terminated (i) by the Company with notice if it abandons development or manufacturing of Veltassa or fails to obtain FDA approval or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, which may be given after October 1, 2015, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, which may be given after October 1, 2015 and (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms beginning in September 2015. Under the Lanxess Supply Agreement, Lanxess is obligated to manufacture the Company’s commercial supply of API for Veltassa, and the Company is obligated to purchase from Lanxess such products manufactured, pursuant to the terms and conditions of the Lanxess Supply Agreement.

During 2013 and 2014, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of API for Veltassa in anticipation of commercial launch. These payments are recorded in other assets and are being amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory. Lanxess has full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by production of the API for Veltassa.

DPx Fine Chemicals

On May 14, 2014, the Company entered into a Manufacturing and Supply Agreement (the DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG. Under the DPx Supply Agreement, DPx Fine Chemicals has agreed to manufacture and supply for commercial sale the API for Veltassa. Under the DPx Supply Agreement, the Company is obligated to make certain minimum purchases of API. The DPx Supply Agreement may be terminated (i) by the Company with notice if it abandons development or commercialization of Veltassa or fails to obtain FDA approval, or with 12 months’ notice and without cause after DPx Fine Chemicals’ manufacture and release of certain quantity of API; (ii) by DPx Fine Chemicals within 24 months’ notice and without cause after its manufacture and release of a certain quantity of API; and (iii) by either party with notice for the other party’s uncured material breach, insolvency, liquidation, bankruptcy or dissolution.

DPx Fine Chemicals has agreed to make plant modifications under the DPx Supply Agreement and will be the exclusive owner of the purchased equipment. DPx Fine Chemicals may manufacture other products with the modified plant when not occupied by the API for Veltassa. Under the DPx Supply Agreement, the Company has agreed to reimburse DPx Fine Chemicals up to a specified amount for plant modifications. These payments are being recorded in other assets and upon being placed into service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory.

Patheon

On September 5, 2014, the Company entered into a multi-year supply agreement (the Patheon Supply Agreement) with Patheon, Inc. (Patheon). Under the Patheon Supply Agreement, Patheon has agreed to manufacture and supply for commercial sale the bulk and finished drug product, referred to as Veltassa. The Company has agreed to supply API for Veltassa to Patheon for use in the manufacture and supply of the bulk and finished drug product, and has agreed, subject to certain conditions, to purchase certain quantities of bulk and finished drug product from Patheon. The Patheon Supply Agreement may be terminated by the Company with written notice under certain provisions.

Patheon has agreed to make facility improvements under the Patheon Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing Veltassa. Under the Patheon Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications. These payments are recorded in other assets and upon being placed in service, these payments will be amortized to research and development expenses in accordance with the period over which the Company expects to derive future economic value.  Upon receiving FDA approval, the amortization cost will no longer be recognized as a research and development cost expense, but as part of the cost basis of inventory.

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and the Patheon Supply Agreement as of September 30, 2015.  These amounts are based on forecasts that include estimates of future market demand, quantity discounts and manufacturing efficiencies (in thousands):

2015	$22,471
2016	54,430
2017	70,563
2018	73,893
2019	28,658
Total future minimum payments	$250,015

Operating Lease

On June 26, 2014, the Company entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that serves as the Company’s principal executive offices. The Lease commenced on February 1, 2015, following the landlord’s construction of certain improvements to the premises required under the Lease. The Lease terminates 10 years after the commencement and the Company has an option to extend the Lease to extend the Lease for an additional five years upon written notice to landlord. On July 10, 2015, the Company amended the Lease to expand the existing premises. The term of the expanded premises has the same termination date as the existing lease.

The Lease contains rent escalation provisions over the term of the Lease. In accordance with the terms of the Lease the Company provided a security deposit in the form of a $0.7 million irrevocable letter of credit that is collateralized by a $0.7 million restricted deposit at the Company’s bank. The total rent obligation will be expensed ratably over the term of the Lease.

The Company’s future minimum operating lease payments at September 30, 2015 are as follows (in thousands):

2015	$648
2016	3,761
2017	3,941
2018	4,034
2019	4,147
Thereafter	23,482
Total future minimum payments	$40,013

The Company utilized a one-time allowance of $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. The Company is entitled to begin to draw on an additional allowance of $2.2 million for certain move and tenant improvement related costs of which the Company used $0.8 million as of September 30, 2015. Amounts utilized of the additional allowance will increase future minimum operating lease payments.

8.  Equity Compensation Plans and Stock-Based Compensation

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested.  Any remaining shares available for future issuance under the 2007 Stock Plan are available for issuance under the 2013 Plan.  The 2013 plan reserve will automatically increase annually from January 1, 2014 through January 1, 2023 by an amount equal to the smaller of: (a) 2,553,174 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company's board of directors. As of September 30, 2015, a total of 1,007,241 shares were authorized for grant under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (the Inducement Plan), under which 1,000,000 shares were reserved. In July 2015, the Company’s board of directors approved an amendment to the Inducement Plan to increase the number of shares reserved for issuance by 1,000,000 shares. As of September 30, 2015, 1,298,650 shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. The awards were made pursuant to the NASDAQ inducement grant exception as a component of the Company’s new hires’ employment compensation.

The Company adopted the ESPP in November 2013 and in August 2014, the ESPP was initiated. As of September 30, 2015, the Company has reserved 587,438 shares of common stock for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded during the three and nine months ended September 30, 2015.

The following table summarizes option activity under the 2007 Plan, the 2013 Plan, the Inducement Plan, and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options outstanding at December 31, 2014	1,167	3,813	$11.05
Additional shares reserved under plan	2,402	—	—
Options granted	(1,699)	1,699	30.12
Options exercised	—	(494)	4.88
Options forfeited	105	(105)	27.48
Restricted stock units granted	(270)	—	—
Restricted stock units canceled	3	—	—
Balances at September 30, 2015	1,708	4,913	$17.91	8.4	$28,867
Vested and expected to vest at September 30, 2015		4,686	$17.53	8.3	$28,513
Vested at September 30, 2015		1,734	$8.60	7.3	$19,113

The weighted-average grant-date estimated fair value of options granted during the three months ended September 30, 2015 and 2014 was $20.07 and $20.50, respectively. During the nine months ended September 30, 2015 and 2014, the weighted-average grant-date estimated fair value of options granted was $21.95 and $20.98 per share, respectively. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2015.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development:
Employees	$1,443	$440	$3,223	$934
Nonemployee consultants	609	761	3,001	2,939
General and administrative:
Employees	3,045	1,032	6,626	2,410
Nonemployee consultants	—	—	—	13
Total stock-based compensation expense	$5,097	$2,233	$12,850	$6,296

As of September 30, 2015, the total unrecognized stock-based compensation expense related to stock options and the ESPP stock purchase plan was $52.2 million, which is expected to be recognized over an estimated weighted-average period of 3.19 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	83% - 85%	92%	82% - 92%	87% - 109%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6	6	6	6
Risk-free rate	1.7% –1.9%	1.8% –2.0%	1.3% –1.9%	1.8% –2.0%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	83% - 91%	104%	83% -92%	104% -122%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6 – 8	7 – 9	6 – 9	6 – 9
Risk-free rate	1.5% – 1.8%	2.0% – 2.4%	1.5% – 2.1%	2.0% – 2.6%

Restricted Stock Units

During 2014 and 2015, the Company granted restricted stock unit (“RSUs”) awards subject to time-based vesting criteria from the 2013 Plan. RSUs subject to time-based vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time-based vesting criteria, vesting is based on continuous employment or service of the holder to the Company. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	123	$26.85
Granted	270	28.00
Vested	(40)	26.82
Canceled	(3)	27.31
Nonvested at September 30, 2015	350	$27.82

The total unrecognized stock-based compensation expense related to non-vested RSUs at September 30, 2015, was $9.3 million, and is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of polymeric medicines to treat conditions that can be addressed in the gastrointestinal tract. On October 21, 2015, the U.S. Food and Drug Administration, or FDA, approved Veltassa (patiromer) for oral suspension, our first medicine, for the treatment of hyperkalemia, a potentially life-threatening condition defined as abnormally elevated levels of potassium in the blood. We plan to commercialize Veltassa for the treatment of hyperkalemia in the United States with a specialty sales force targeting primarily nephrologists, cardiologists, and hospitals. We have also entered into a two-year Detailing Agreement with Sanofi Aventis US LLC, pursuant to which Sanofi’s nephrology sales force will complement our commercial efforts in the United States.

Since commencing operations in October 2007, we have devoted substantially all our efforts to identify and develop products utilizing our proprietary polymer drug discovery technology, including Veltassa, and we have devoted substantially all of our financial resources to the clinical development of Veltassa. We have not generated any revenue from product sales and, as a result, we have incurred significant losses. Through September 30, 2015, we have primarily funded our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, and various credit facilities.

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $426.1 million. We incurred net losses of approximately $51.5 million and $19.4 million for the three months ended September 30, 2015 and 2014, respectively and net losses of approximately $120.4 million and $52.2 million for the nine months ended September 30, 2015 and 2014, respectively. We may continue to incur substantial operating losses even if we generate meaningful revenues from the sales of Veltassa. We will need additional funding to support future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Veltassa was developed utilizing our proprietary polymer drug discovery technology, which we acquired pursuant to an Intellectual Property License and Assignment Agreement and an Exchange Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen, Inc., or Amgen. In November 2009, we entered into an Amended and Restated License and Assignment Agreement pursuant to which we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, including Veltassa.

We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently use third-party clinical research organizations, or CROs, to carry out our clinical trials. We expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of Veltassa, as well as for commercialization and marketing related activities associated with the commercial launch of Veltassa.

Polymeric-based drugs like Veltassa generally require large quantities of drug substance as compared to small molecule drugs. Our goal is to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of Veltassa, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at an average price of $32.17 per share for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

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

In August 2015, we entered into a development, license and commercialization agreement with Vifor Fresenius Medical Care Renal Pharma, or VFMCRP. Pursuant to the agreement, we granted to VFMCRP an exclusive, royalty-bearing license to the Company’s patents to develop and commercialize Veltassa outside the United States and Japan (Licensed Territory). We plan to work with VFMCRP on the submission of the marketing authorization application (MAA) with the European Medicines Agency for Veltassa in the first half of 2016.  Under the Agreement, VFMCRP agreed to pay us an upfront cash payment of $40.0 million.  We are eligible to receive up to $125.0 million in milestone payments upon achievement of certain regulatory, commercial and net sales milestones and tiered, double-digit royalties on net sales in the Licensed Territory.

Financial Overview

Collaboration and License Revenue

To date we have only generated revenue pursuant to our collaboration and license agreement with VFMCRP, which we recorded as collaboration and license revenue. During September 2015, we received the upfront payment of $40.0 million, which is being recognized over the estimated performance period.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of this collaboration and license agreement and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;
•

fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract manufacturers;
•	costs related to compliance with drug development regulatory requirements, including fees and stock-based compensation for consultants;
•

costs related to pre-commercialization manufacturing activities, such as manufacturing process validation activities and the manufacturing of commercial supply prior to receiving approval from the U.S. Food and Drug Administration; and

•	depreciation and other allocated facility-related and overhead expenses.

We expense both internal and external research and development expenses to operations as they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other personnel related costs, including stock-based compensation expense, and travel expenses for personnel in our executive, finance, commercial, medical affairs, business and corporate development and other administrative functions. General and administrative expenses also include commercial and marketing activities, medical affairs activities, allocated facilities and information technology related costs and professional fees for auditing, tax and legal services. Our general and administrative expenses have increased and we expect them to continue to increase as we build our infrastructure to support the commercial launch of Veltassa and due to the cost of services associated with maintaining compliance with exchange listing requirements and the requirements of the Securities and Exchange Commission, SEC, directors’ and officers’ liability insurance premiums and investor relations related fees.

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

Critical Accounting Polices and Significant Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates. Except as noted below, there have been no significant changes in the critical accounting policies as compared to the critical accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

Revenue Recognition

In August 2015, we entered into a collaboration and license agreement (License Agreement) with Vifor Fresenius Medical Care Renal Pharma (VFMCRP), pursuant to which we granted to VFMCRP an exclusive, royalty-bearing license to our patents to develop and commercialize Veltassa outside the United States and Japan (Licensed Territory).  The License Agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities. In exchange for us entering into the License Agreement, VFMCRP agreed to pay us an upfront cash payment of $40.0 million.  The upfront payment of $40.0 million was allocated to the 1) License and work on the submission of MAA deliverable, 2) the R&D deliverable and 3) the committee participation deliverable using the relative estimated selling price method. We estimated the best estimate of selling price (BESP) of the license based on a probability-adjusted present value of the expected cash flows. The BESP for the other deliverables was estimated by using internal estimates of the cost to perform the specific services plus a normal profit margin for providing the services. The determination of the BESP of the license involved significant judgment regarding the patient populations in the Licensed Territory, the percent of patients that would be treated and receive payment coverage, the duration of treatment of patients, the time and probability to achieve regulatory and pricing approval, and an appropriate discount rate.  A hypothetical 10% decrease in the BESP of the license would have resulted in a $0.1 million decrease in the revenue recognized of $6.6 million in the three months ended September 30, 2015.  We are recognizing revenue as we are delivering the services to the customer. We expect that more than 80% of the upfront cash payment of $40 million will be recognized as revenue by the end of 2016.  Our recognition of the revenue will be updated in future periods based on our estimated timelines for the completion of the R&D deliverable and the completion of the work on the submission of the MAA filing.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(unaudited) (in thousands, except percentages)
Collaboration and license revenue	$6,590	$—	$6,590	*
Operating expenses:
Research and development	32,391	11,647	20,744	178
General and administrative	25,255	7,311	17,944	245
Total operating expenses	57,646	18,958	38,688	204
Loss from operations	(51,056)	(18,958)	(32,098)	(169)
Interest and other income net	30	17	13	76
Interest expense	(442)	(494)	52	11
Net loss	$(51,468)	$(19,435)	$(32,033)	(165)%
*	Percentage not meaningful

Collaboration and License Revenue.    During the three months ended September 30, 2015, collaboration and license revenue increased $6.6 million as compared to the corresponding period in 2014.  We recognized a portion of the $40.0 million upfront payment that we received pursuant to the terms of the collaboration and license agreement that we entered into with VFMCRP in August 2015.

Research and Development.    During the three months ended September 30, 2015, research and development expenses increased $20.8 million, or 178% as compared to the corresponding period in 2014. The increase was primarily the result of increases of $17.7 million in ongoing manufacturing activities, $3.6 million in personnel costs and stock-based compensation and $0.7 million in allocated expenses, such as facilities related costs. These increases were partially offset by a decrease of $1.6 million in clinical trial costs primarily related to clinical studies, which were completed in 2014. As a result of the approval of Veltassa by the FDA in the fourth quarter of 2015, we expect to start capitalizing our manufacturing expenses as inventory in the fourth quarter. As such, our research and development expenses will exclude the cost of manufacturing expenses going forward, except to the extent that we use Veltassa in clinical trial activities.

General and Administrative.    During the three months ended September 30, 2015, general and administrative expenses increased $17.9 million, or 245% as compared to the corresponding period in 2014. The increase was primarily due to an increase of $7.9 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support our expanding operations. Furthermore, we incurred increases of $4.6 million for commercial and marketing activities, $2.0 million related to an increase in medical affairs activities, $1.2 million in allocated expenses, such as facilities related costs, and an increase of $0.9 million in professional and consulting expenses.

Comparison of Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(unaudited) (in thousands, except percentages)
Collaboration and license revenue	$6,590	$—	$6,590	*
Operating expenses:
Research and development	66,798	33,631	33,167	99
General and administrative	59,082	17,428	41,654	239
Total operating expenses	125,880	51,059	74,821	147
Loss from operations	(119,290)	(51,059)	(68,231)	(133)
Interest and other income net	302	80	222	278
Interest expense	(1,402)	(1,262)	140	111
Net loss	$(120,390)	$(52,241)	$(68,149)	(130)%
*	Percentage not meaningful

Collaboration and License Revenue.    During the nine months ended September 30, 2015, collaboration and license revenue increased $6.6 million or 100% as compared to the corresponding period in 2014. We recognized a portion of the $40.0 million upfront payment that we received pursuant to the terms of the collaboration and license agreement that we entered into with VFMCRP in August 2015.

Research and Development.    During the nine months ended September 30, 2015, research and development expenses increased $33.2 million, or 99% as compared to the corresponding period in 2014. The increase was primarily the result of $26.0 million in ongoing manufacturing activities, $8.9 million in personnel costs and stock-based compensation, and $2.9 million in allocated expenses related to facilities and information technology related costs. These increases were partially offset by a decrease of $5.6 million in clinical trial costs primarily related to clinical studies, which were completed in 2014. As a result of the approval of Veltassa by the FDA in the fourth quarter of 2015, we expect to start capitalizing our manufacturing expenses as inventory in the fourth quarter. As such, our research and development expenses will exclude the cost of manufacturing expenses going forward, except to the extent that we use Veltassa in clinical trial activities.

General and Administrative.    During the nine months ended September 30, 2015, general and administrative expenses increased $41.7 million, or 239% as compared to the corresponding period in 2014. The increase was primarily due to an increase of $16.6 million in personnel costs resulting from an increase in headcount and stock-based compensation to support our expanding operations. Furthermore, we incurred an additional $13.1 million in commercial related expenses as we prepare for the commercial launch of Veltassa, $4.3 million in medical affairs activities, $3.1 million in allocated expenses related to facilities and information technology related costs, and $2.4 million in professional and consulting fees.

Liquidity and Capital Resources

Since inception through September 30, 2015, our operations have been financed primarily through net proceeds of $594.6 million pursuant to sales of our common stock in public offerings, sales of shares of our convertible preferred stock, and the issuance of promissory notes. In addition, we have received financing through our capital loans and equipment lines of credit and we received $40.0 million from VFMCRP pursuant to the terms of our collaboration and license agreement. As of September 30, 2015, we had approximately $287.4 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at an average price of $32.17 per share for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

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

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $426.1 million. We incurred net losses of approximately $51.5 million and $19.4 million in the three months ended September 30, 2015 and 2014, respectively and net losses of approximately $120.4 million and $52.2 million for the nine months ended September 30, 2015 and 2014, respectively. We may continue to incur substantial operating losses if we begin to generate meaningful revenues from the sales of Veltassa. We will need additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	2015	2014
	(in thousands)
Net cash used in operating activities	$(56,566)	$(46,810)
Net cash used in investing activities	(95,642)	(106,335)
Net cash provided by financing activities	216,665	97,796
Net increase (decrease) in cash and cash equivalents	$64,457	$(55,349)

Cash Flows from Operating Activities.    Net cash used in operating activities was $56.6 million for the nine months ended September 30, 2015 and consisted primarily of our net loss of $120.4 million less noncash charges such as stock-based compensation expense of $12.9 million and depreciation and amortization of $3.3 million. The significant items in the change in operating assets and liabilities include a $33.4 million increase in deferred revenue related to the $40.0 million upfront payment received from VFMCRP, partially offset by the recognition of collaboration and license revenue of $6.6 million, and a $17.2 million increase in accrued and other liabilities primarily related to an increase in manufacturing activities as we prepare for commercial launch.

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

Cash Flows from Investing Activities.    Net cash used in investing activities was $95.6 million for the nine months ended September 30, 2015 and was primarily due to the purchase of investments of $283.6 million and purchases of fixed assets of $7.4 million. These uses of cash were partially offset by maturities of short-term investments of $192.4 million and sales of short-term investments of $3.0 million.

Net cash used in investing activities was $106.3 million for the nine months ended September 30, 2014 and was primarily due to the purchase of investments of $141.3 million and purchases of fixed assets of $1.4 million. These uses of cash were partially offset by maturities of short-term investments of $36.4 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the nine months ended September 30, 2015 was $216.7 million and consisted primarily of net proceeds from our follow-on offering of $161.9 million and aggregate net proceeds our at-the-market offering of $51.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $97.8 million and consisted primarily of net proceeds from our follow-on offering of $94.6 million and $14.5 million in proceeds from our capital loan. These proceeds were partially offset by payments under our capital loan of $12.5 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we may continue to incur substantial operating losses even if we begin to generate meaningful revenues from the sales of Veltassa. We expect our cash expenditures to increase in the near term as we continue to expand our commercial organization to support the commercial launch of Veltassa, expand U.S. commercial launch activities related to Veltassa, including significant headcount growth, manufacturing of commercial supply, and increase our general and administrative infrastructure. As of September 30, 2015, we believe that our existing cash, cash equivalents and investments plus access to the $20.0 million tranche pursuant to our term loan, will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully and timely commercialize Veltassa;
•	the time and cost of post-marketing studies for Veltassa;
•	the time and cost necessary to obtain regulatory approvals for Veltassa outside the United States;
•	the costs of obtaining commercial supplies of Veltassa;
•	the manufacturing, selling and marketing costs associated with Veltassa, including the cost and timing of expanding our sales and marketing capabilities;
•	the amount of sales and other revenues from Veltassa, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	commercialization activities for Veltassa or any future product candidate, such as building and optimizing our commercial capabilities;
•	clinical trials or other development activities for Veltassa or any future product candidate; or
•	our research and development activities.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$18,817	$5,641	$13,176	$—	$—
Operating lease obligations(3)	40,013	3,449	12,042	13,105	11,417
Purchase obligations(4)	250,015	54,823	185,356	9,836	—
Total contractual obligations	$308,845	$63,913	$210,574	$22,941	$11,417

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

Purchase Commitments

Our material non-cancelable purchase commitments with contract manufacturers or service providers are with Lanxess, DPx Fine Chemicals, and Patheon. Lanxess and DPx Fine Chemicals serve as commercial manufacturers and suppliers of the active pharmaceutical ingredient for Veltassa and provides manufacturing services in relation to Veltassa. Patheon serves as a commercial manufacturer and supplier of the bulk and finished drug product, we refer to as Veltassa. Other than the foregoing purchase commitments, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. Payments on the new $15.0 million loan will be interest only through January 2016 followed by 30 months of equal monthly payments of interest and principal. Due to the acceptance of our New Drug Application for Veltassa by the U.S. Food and Drug Administration in December 2014, the interest only payment period was extended until January 2016 and we may, at our option, draw an additional $20.0 million between July 1, 2015 and December 31, 2015. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69. The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of September 30, 2015, principal of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

Operating Lease

On June 26, 2014, we entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that serves as our principal executive offices. The Lease commenced on February 1, 2015 upon the premises being ready for occupancy by us following Landlord’s construction of certain improvements to the premises required under the Lease.  The Lease terminates 10 years after the lease commences and we have an option to extend the Lease for an additional five years upon written notice to Landlord. On July 10, 2015, the Company amended the Lease to expand the existing premises. The term of the expanded premises shall have the same termination date as the existing lease.

We utilized a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. We are entitled to an additional allowance of $2.2 million for certain move and tenant improvement related costs of which we utilized $0.8 million as of September 30, 2015. Amounts used of the additional allowance will increase future minimum operating lease payments.

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

Interest Rate Risk

As of September 30, 2015, we had cash, cash equivalents and short-term investments of approximately $287.4 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in our interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of all of our available-for-sale investments held as of September 30, 2015, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Dependence on Veltassa™ (patiromer) for oral suspension and Our Business, Limited Operating History, Financial Condition and Capital Requirements

We are substantially dependent on the success of our first and only medicine, Veltassa™ (patiromer) for oral suspension, or Veltassa.

We are dependent on the successful commercialization of our first and only medicine, Veltassa, which was approved by the U.S. Food and Drug Administration, or FDA, on October 21, 2015 for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The commercial success of Veltassa will depend on a number of factors, including the following:

•	our ability to effectively execute our plans for commercial launch of Veltassa;
•	the market acceptance of Veltassa;
•	the commercial impact of the prescribing information for Veltassa, including the boxed warning and limitation of use;
•	the commercial impact of the dosing separation of Veltassa from other oral medications;
•	the results of our human drug-drug interaction, or DDI, studies for Veltassa;
•	our ability to identify, recruit, hire, train, incentivize and retain commercial and medical affairs personnel, including sales representatives, with appropriate technical expertise;
•	the effectiveness of our own, and our vendors’ or collaborators’, marketing, sales and distribution strategy and operations;
•	the commercial impact of the specialty trade and distribution model we plan to use for Veltassa;
•	our ability to obtain and sustain an adequate level of formulary coverage for Veltassa by government and commercial payers;
•	the price of Veltassa and the ability of patients to afford out-of-pocket costs associated with the product;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	access to a sufficient number of target physicians to prescribe Veltassa;
•	the prevalence and severity of adverse side effects of Veltassa;
•	a continued acceptable safety profile of Veltassa and our ability to report and monitor the safety profile of the product;
•	the timely receipt of necessary marketing approvals from foreign regulatory authorities;
•	our ability to timely obtain a license to distribute Veltassa in each state in which we intend to market the product;
•	our ability to manage costs to enable us to achieve profitability;
•

the ability of our third-party manufacturers to continue to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMPs;

•

the ability of our third-party manufacturers to manufacture appropriate quantities of Veltassa using commercially validated processes and at a scale sufficient to meet demand and at a cost that enables us to achieve profitability;

•	our ability to ensure that the entire supply chain efficiently and consistently delivers Veltassa to meet anticipated demand in both inpatient and outpatient prescribing settings;

•	achieving and maintaining compliance with all regulatory requirements applicable to Veltassa;
•	our ability to enforce our intellectual property rights in and to Veltassa; and
•	our ability to avoid third-party patent interference or patent infringement claims.

Many of these factors are beyond our control. Accordingly, we cannot be certain that we will ever be able to generate revenue through the sale of Veltassa. If we are not successful in commercializing Veltassa, or are significantly delayed in doing so, our business will be materially harmed.

Veltassa, or any future product candidates, may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community.

Veltassa, or any future product candidates, may not achieve market acceptance among physicians, patients, patient advocacy groups, health care payers and the medical community, and may not be commercially successful. Market acceptance of Veltassa, or any future product candidates for which we receive approval, depends on a number of factors, including:

•	the acceptance by physicians and patients of the product as a safe and effective treatment;
•

the potential and perceived advantages of our products over current treatment options or alternative treatments, including future alternative treatments, such as, in the case of Veltassa, the impact on the product’s potential and perceived advantages as a result of the prescribing information, including the boxed warning and limitation of use;

•	the efficacy of the product as demonstrated in clinical trials and, in the case of Veltassa, the efficacy of the product with a single starting dose for all patients;
•	the prevalence and severity of any side effects and overall safety profile of the product;
•	the indications for which the product is approved;
•	the relative convenience and ease of administration of our products;
•	the relative effectiveness, convenience and ease of our patient support services and processes for Veltassa;
•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of payers and patients;
•	the availability of our products and their ability to meet market demand, including a reliable supply for long-term daily treatment with Veltassa;
•	the effectiveness of our marketing, sales and market access organizations; and
•	sufficient third-party coverage or reimbursement.

Any failure by Veltassa, or any future product candidates that obtain regulatory approval, to achieve market acceptance or commercial success would adversely affect our results of operations.

The prescribing information for Veltassa contains a boxed warning, which may adversely affect the commercial success of the product and our business and may materially harm our results of operations.

The prescribing information for Veltassa includes a boxed warning that Veltassa binds to many other orally administered medications.  This binding could decrease the gastrointestinal absorption and reduce the efficacy of such other oral medications. The prescribing information for Veltassa instructs that it should be taken at least six hours before or six hours after other oral medications, and that Veltassa or the other oral medication should be chosen if adequate dosing separation is not possible.

As part of our development of Veltassa, we initially completed 18 rat studies and six in-vitro studies. The rat studies showed modest binding with two of 18 medicines, valsartan and rosiglitazone, and the initial in-vitro studies showed no binding between Veltassa and the six drugs tested, which included valsartan. We also did not observe any clinically meaningful DDI in our clinical studies, although our clinical studies were not designed to examine DDI directly. Following our initial studies, we conducted additional in-vitro DDI studies to test 28 drugs for interactions with Veltassa, with such drugs being considered representative of many drug classes. In these additional in-vitro studies, we tested the most extreme binding conditions, with the highest clinical dose of Veltassa tested against the lowest clinical dose of the drug being tested. In these additional in-vitro studies, about half of the drugs tested showed no binding and the other half showed moderate to strong binding.

We initiated Phase 1 human DDI studies in September 2015 to evaluate whether Veltassa binds to certain medicines in humans that showed moderate to strong binding in our in-vitro studies, with such human DDI studies being conducted with medicines including amlodipine, clopidogrel, cinacalcet, ciprofloxacin, furosemide, levothyroxine, lithium, metformin, metroprolol, trimethoprim, verapamil and warfarin. We expect to have the data from these studies in early 2016.  However, we cannot predict the outcome of these human DDI studies and whether these studies will result in a change to the prescribing information for Veltassa.  We also cannot predict the commercial impact these studies will have on Veltassa.

The prescribing information for Veltassa also includes a limitation of use that Veltassa should not be used as an emergency treatment for life-threatening hyperkalemia because of its delayed onset of action. The prescribing information also includes the following warnings and precautions: a section regarding worsening gastrointestinal motility with an instruction to avoid using Veltassa in patients with severe constipation, bowel obstruction or impaction, including abnormal post-operative bowel motility disorders, because Veltassa may be ineffective and may worsen gastrointestinal conditions, and a section regarding hypomagnesemia indicating Veltassa binds to magnesium in the colon, which can lead to hypomagnesemia, with an instruction to monitor serum magnesium, or magnesium in the blood.

The boxed warning, dosing separation, limitation of use and other warnings and precautions may adversely affect the commercial success of Veltassa and our business, and may materially harm our results of operations.

We currently have limited commercial capabilities. If we are unable to build and optimize these capabilities on our own, and through our collaborators, we will not be able to successfully commercialize Veltassa, or any future product candidates, or generate product revenue.

We currently have limited commercial capabilities, and we have no experience commercializing a pharmaceutical product. Our ability to build and optimize our commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:

•

identify, recruit, hire, train, incentivize and retain a significant number of commercial and medical affairs personnel, including a sales force and patient support personnel with appropriate technical expertise;

•

train our sales representatives, who will have no prior experience with our company or Veltassa, to deliver clear and compelling messages regarding Veltassa and to be credible and persuasive in educating physicians on the appropriate situations to consider prescribing it;

•	ensure our commercial customer-facing team, including sales, market access, and field logistics professionals, effectively build relationships with their respective customers;
•	ensure our commercial customer-facing team complies with all laws and regulations, including laws regarding off-label promotion;
•	ensure our patient support personnel comply with all laws and regulations, including laws regarding healthcare compliance;
•	manage a geographically dispersed national commercial customer-facing team; and
•	manage our significant growth and the integration of new personnel.

Building our commercial capabilities, including our sales capabilities, may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes or preventing us from building these capabilities to the desired levels. Any failure or delay in building these capabilities may adversely impact the successful commercialization of Veltassa or any future product candidate. In addition, given our lack of prior experience in marketing, selling and distributing pharmaceutical products, our initial sales force may be materially less than the actual number of sales representatives required to successfully commercialize Veltassa. As such, we may be required to hire substantially more sales representatives than expected to adequately support the commercialization of Veltassa.

We will also rely on the commercial capabilities of our collaborators, Sanofi Aventis U.S. LLC, or Sanofi, and Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP. In August 2015, we entered into a Detailing Agreement with Sanofi pursuant to which Sanofi’s nephrology sales force will complement our commercialization efforts in the United States, and we entered into a License Agreement with VFMCRP pursuant to which VFMCRP will develop and commercialize Veltassa outside the United States and Japan.

Our arrangements with Sanofi and VFMCRP, or any other third-party collaborators, may result in lower product revenue than if we directly sold and distributed Veltassa, and some or all of the product revenue we receive will depend upon the efforts of such third parties, and these efforts may not be successful. In addition, our arrangement with VFMCRP may divert resources from our efforts to market Veltassa in the United States. We may also choose to collaborate with additional third parties that have direct sales forces and established distribution systems to further augment our own, and our collaborators’, sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Veltassa.

If we are unable to build and optimize our commercial capabilities, on our own and through our collaborators, we may be unable to successfully commercialize Veltassa or any future product candidate, and our revenue will suffer and we will incur significant additional losses.

If we fail to obtain and sustain an adequate level of payer formulary access and/or reimbursement for Veltassa, or any future products, sales would be adversely affected.

We expect patients who have hyperkalemia to need treatment with Veltassa chronically, but anticipate that most patients will not be capable of paying for the entire cost of treatment themselves. There will be no commercially viable market for Veltassa without formulary access and reimbursement from third-party government and commercial payers. In addition, even if there is a commercially viable market, if the level of access and/or reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell Veltassa or any future products into our target markets. Even if we do obtain formulary approval, third-party payers, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. We may engage in contracting with payers and such contracting may require us to provide discounts or rebates to achieve our contracting goals, including appropriate formulary placement, and such discounts or rebates may adversely impact our ability to achieve profitability.

In addition, a current trend in the U.S. health care industry is toward cost containment. Large government and commercial payers and pharmacy benefits managers are exerting increasing influence on decisions regarding the use of and access to particular treatments. Such third-party payers, including Medicare, are questioning the coverage of, and challenging the prices charged for medical products, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products. Cost-control initiatives could decrease the price we might establish for Veltassa or any future product, which could result in product revenues being lower than anticipated.

If the price for Veltassa, or any future products, decrease or if governmental and other third-party payers do not provide adequate coverage and reimbursement levels, our revenue and prospects for profitability will suffer. In addition, reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis.

Veltassa may face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Veltassa has been approved for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we expect to compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, there are potential new treatment options for hyperkalemia. ZS Pharma, Inc., or ZS Pharma, is developing a zirconium silicate particle to treat hyperkalemia referred to as sodium zirconium cyclosilicate, or ZS-9. ZS Pharma submitted a New Drug Application, or NDA, for ZS-9 to the FDA in May 2015, and the Prescription Drug User Fee Act goal date for a decision by the FDA is May 26, 2016. Ardelyx, Inc. has announced that it is developing two treatments for hyperkalemia: a polystyrene sulfonate polymer and a potential potassium secretagogue. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Veltassa is worthwhile and is a superior alternative to existing or new therapies for hyperkalemia.

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

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one approved medicine and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing and commercializing Veltassa, which is our only approved medicine. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which to evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2014, 2013 and 2012 was approximately $79.9 million, $73.8 million and $43.7 million, respectively. Our net loss for the three months ended September 30, 2015 and 2014 was approximately $51.5 million and $19.4 million, respectively, and our net loss for the nine months ended September 30, 2015 and 2014 was approximately $120.4 million and $52.2 million, respectively. As of September 30, 2015, we had an accumulated deficit of $426.1 million. We may continue to incur substantial operating losses even if we generate meaningful revenues from the sales of Veltassa. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of Veltassa. As of September 30, 2015, we had working capital of approximately $228.4 million and capital resources consisting of cash, cash equivalents and short-term investments of approximately $287.4 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and commercialization of Veltassa and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply, preparing for commercial launch and sales and marketing. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of Veltassa and any future product candidates. We believe that our existing cash, cash equivalents and investments, plus access to the $20.0 million tranche pursuant to our term loan, will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully and timely commercialize Veltassa;
•	the time and cost of post-marketing studies for Veltassa;
•	the time and cost necessary to obtain regulatory approvals for Veltassa outside the United States;
•	the costs of obtaining commercial supplies of Veltassa;
•	the manufacturing, selling and marketing costs associated with Veltassa, including the cost and timing of expanding our commercial capabilities;
•	the amount of sales and other revenues from Veltassa, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	commercialization activities for Veltassa or any future product candidate, such as building and optimizing our commercial capabilities;
•	clinical trials or other development activities for Veltassa or any future product candidate; or
•	our research and development activities.

Veltassa has not yet been approved for marketing by any foreign regulatory authority and may never receive approval by foreign regulatory authorities, which would adversely impact our ability to generate revenue, our business and our results of operations.

Under our License Agreement with VFMCRP, we are relying on VFMCRP to develop and commercialize Veltassa outside of the United States and Japan, and we and VFMCRP expect to submit our Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2016. To gain approval to market Veltassa in Europe and other foreign jurisdictions, we and our collaborators must provide the foreign regulatory authorities with clinical data that adequately demonstrates the safety and efficacy of Veltassa for the intended indication applied for in the respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or following, clinical trials even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country.

Foreign regulatory authorities can delay, limit or deny approval to market Veltassa for many reasons, including:

•	our inability to demonstrate to the satisfaction of the applicable foreign regulatory authority that Veltassa is safe and effective for the requested indication;
•	the applicable foreign regulatory authority’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of Veltassa outweigh any safety or other perceived risks;
•	the applicable foreign regulatory authority’s requirement for additional nonclinical or clinical studies;
•	the applicable foreign regulatory authority’s non-approval of the formulation, labeling and/or the specifications of Veltassa;
•	the applicable foreign regulatory authority’s failure to approve our processes/systems at our corporate facility, or the manufacturing processes or third-party manufacturers with which we contract; or
•	the potential for approval policies or regulations of the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Veltassa may not receive foreign marketing approval despite having achieved its specified endpoints in clinical trials and having obtained FDA approval. Foreign regulatory authorities have substantial discretion in evaluating the results of our trials, and may interpret the data from our trials differently than the FDA. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain foreign regulatory approval for their product. Foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical studies and clinical trials.

Based on these factors, foreign regulatory authorities may request additional information from us and VFMCRP, including data from additional clinical and/or non-clinical trials, which would be time consuming and expensive and, ultimately, may not grant marketing approval for Veltassa. In addition, we may be required to conduct additional clinical trials under our License Agreement with VFMCRP in order to obtain approval to market in foreign jurisdictions, and such clinical trials may not generate the data needed for approval, may be expensive to conduct, may cause delay, and may divert resources from our efforts to market Veltassa in the United States and otherwise operate our business.

Any delay in obtaining, or inability to obtain, foreign regulatory approval would delay or prevent commercialization of Veltassa in foreign jurisdictions and would have a material adverse impact on our business and prospects.

We rely completely on third-party suppliers to manufacture our clinical drug supply of Veltassa, and we intend to rely on third parties to produce commercial supply of Veltassa and nonclinical, clinical and commercial supplies of any future product candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to produce our commercial supply of Veltassa and we lack the internal resources and the capability to manufacture any product candidates on a nonclinical, clinical or commercial scale. The FDA and other comparable foreign regulatory authorities must approve our contract manufacturers to manufacture the active pharmaceutical ingredient and final drug product for Veltassa, or any future product candidates.

We do not directly control the manufacturing of, and are completely dependent on, our contract manufacturers for compliance with the cGMP for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may generally affect the regulatory clearance of our contract manufacturers’ facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of Veltassa, or any future product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market Veltassa, or any future product candidates, if approved.

We and our third-party suppliers continue to refine and improve the manufacturing process, certain aspects of which are complex and unique, and we may encounter difficulties with new or existing processes, particularly as we seek to significantly increase our capacity to commercialize Veltassa. For example, we have analyzed the impurities identified in the manufactured registration batches of Veltassa and we believe the levels of impurities, including the levels of genotoxic and special toxicological concern impurities, are below the suggested guidance recommendations; however, toxicological assessments might change based on our future findings. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information.

Our current drug substance is acquired from only two suppliers and our finished drug product is acquired from a single-source supplier. The loss of these suppliers, or their failure to supply us with the drug substance or the finished drug product, would materially and adversely affect our business.

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, for the manufacture and supply of drug substance. However, we do not currently have additional suppliers of drug substance under contract, and we submitted only Lanxess as a drug substance supplier for Veltassa. We currently plan to submit a supplemental NDA in mid 2016 for DPx to be approved as a supplier of drug substance. In addition, we currently operate under a multi-year Supply Agreement with Patheon Inc., or Patheon, for the manufacture and supply of finished drug product. However, we do not have an alternative supplier of finished drug product under contract, and only Patheon has been validated as a finished drug product supplier for Veltassa. Although we have entered into long-term commercial supply agreements with Lanxess, DPx Fine Chemicals and Patheon, we may be unable do so with alternative suppliers and manufacturers or do so on commercially reasonable terms, which would have a material adverse impact upon our business.

In addition, we currently rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce Veltassa, including all of the starting/raw materials and excipient, such as methyl-2-fluoro-acrylate monomer, or MFA. We do not have direct control over the acquisition of those materials by our contract manufacturers. Moreover, outside of our drug substance suppliers, we currently do not have any agreements for the commercial production of those materials.

We are dependent on the approval of additional drug substance and drug product suppliers to ensure sufficient supply to meet our anticipated market demand and to reduce the manufacturing cost of Veltassa. Our inability to obtain approval for additional suppliers and/or the inability of our suppliers to achieve larger scale production, would materially and adversely affect our business.

Polymeric-based drugs like Veltassa generally require large quantities of drug substance, as compared to small molecule drugs. Thus, we will require larger scale and/or multiple suppliers of drug substance and drug product in order to produce sufficient quantities of Veltassa to meet our anticipated market demand. Our current suppliers of drug substance, Lanxess and DPx Fine Chemicals, do not currently have the capacity to manufacture Veltassa in the quantities that we believe will be sufficient to meet anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of Veltassa, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs. If we are unable to reduce the manufacturing cost of Veltassa, our operating results will suffer and our ability to achieve profitability will be significantly jeopardized.

Because we submitted our NDA with single source suppliers for drug substance and drug product, we will need to obtain approval from the FDA for these additional suppliers, including approval for the testing necessary to prove equivalence of drug substance and product produced by the additional suppliers. Further, we are dependent on our drug substance and product suppliers to be able to fully scale up the production of Veltassa as well as validate certain process improvements in order to reach the quantities we anticipate needing.

We are also dependent upon the appropriate sourcing of starting/raw material, including large quantities, measured in metric tons, of MFA. While we believe there are multiple alternative suppliers of MFA, we will need our drug substance suppliers to qualify these alternate MFA suppliers to prevent a possible disruption of the manufacture of the starting materials necessary to produce Veltassa. If our drug substance manufacturer is unable to source, or we are unable to purchase, MFA on acceptable terms, of sufficient quality, and in adequate quantities, if at all, the ability of Veltassa to reach its market potential, or any future product candidates to be launched, would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of Veltassa or any future product candidates.

If there is a disruption to our contract manufacturers’ or suppliers’ relevant operations, we will have no other means of producing Veltassa until they restore the affected facilities or we or they procure alternative manufacturing facilities. Additionally, any damage to or destruction of our contract manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture Veltassa on a timely basis.

If we fail to establish an effective distribution process utilizing cold chain logistics for Veltassa, our business may be adversely affected.

We do not currently have the infrastructure necessary for distributing Veltassa to patients. We have contracted with a third-party logistics company to warehouse Veltassa and distribute it to pharmacies and wholesale distributors who will supply Veltassa to the market. We will require that Veltassa be maintained at a controlled refrigerated temperature throughout the distribution chain. This distribution chain will require significant coordination among our manufacturing, supply-chain and finance teams, as well as commercial departments, including market access, sales, and marketing. In addition, failure to secure contracts with appropriate pharmacy providers and/or wholesale distributors could negatively impact the distribution of Veltassa, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of Veltassa will be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of cold chain logistics and a distribution network for Veltassa involves certain risks, including, but not limited to, risks that distributors or pharmacies may:

•	not effectively manage inventory creating delays in product fulfillment to patients or hospitals and/or inventory loss;
•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Veltassa, or any product related complaints;
•	not effectively sell or support Veltassa with sufficient cold storage or accordance with class of trade rules;
•	reduce or discontinue their efforts to sell or support Veltassa;
•	not devote the resources necessary to sell Veltassa in the volumes and within the time frames that we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

Veltassa has a limited room temperature shelf life, and if we do not effectively maintain our cold chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the clinical trial process. The results of nonclinical and clinical studies of Veltassa, and any future product candidates, may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical studies for Veltassa do not ensure that future clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. As part of our NDA for Veltassa, we requested deferral for submission of pediatric data until after approval of the product for use in adults. We expect to begin our first pediatric studies in late 2016.

We plan to conduct additional clinical trials of Veltassa, and plan to support investigator sponsored trials, or ISTs, and such trials may not meet their pre-specified endpoints, may generate data that are not consistent with the current label for Veltassa, may generate new or unexpected adverse events and may require us to submit amendments to our label to the FDA. We do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

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

If we experience delays in the completion of, or termination of, any clinical trial of Veltassa, or any future product candidates, the commercial prospects of Veltassa, or any future product candidates, may be harmed, and our ability to generate product revenues from Veltassa, or any future product candidates, will be delayed. If any clinical trial of Veltassa generates data that are not consistent with the current prescribing information and medication guide for the product, or generates additional safety, efficacy, tolerability or convenience concerns for the product, our ability to generate product revenue from Veltassa may be harmed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to successfully commercialize Veltassa and unable to obtain regulatory approval for or successfully commercialize any future product candidates.

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct our clinical trials. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of nonclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. These third parties may terminate their agreements with us upon as little as 30 days’ prior written notice. Some of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to successfully commercialize Veltassa or to obtain regulatory approval for or successfully commercialize the product candidate being tested in such trials.

Our clinical drug development program may not uncover all possible adverse events that patients who take Veltassa may experience. The number of subjects exposed to Veltassa treatment and the average exposure time in the clinical development program may be inadequate to detect rare adverse events, or chance findings, that may only be detected after Veltassa is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that other adverse events or reactions with Veltassa, such as rare and severe side effects, may not be uncovered after a significantly larger number of patients are exposed to the drug. Further, we have not designed our clinical trials to determine the effect and safety consequences on total body potassium levels of lowering serum potassium over a multi-year period.

In our clinical trials, the most common adverse reactions (occurring in ≥ 2% of patients treated) were constipation, hypomagnesemia, diarrhea, nausea, abdominal discomfort, and flatulence. Most adverse reactions were mild to moderate. Constipation generally resolved during the course of treatment. Mild to moderate hypersensitivity reactions were reported in 0.3% of patients treated. Reactions have also included edema of the lips.

Although we have monitored the subjects in our studies for certain safety concerns and we have not seen evidence of significant safety concerns in our clinical trials, it is possible that there may be unforeseen safety findings with increased patient exposure to Veltassa. While most adverse reactions were mild to moderate these may occur in a more severe form while taking Veltassa. For example, in our clinical trials, we have seen some reductions in blood pressure, which may lead to hypotension, and some reductions in serum magnesium, which in severe forms may lead to weakness, muscle cramps, cardiac arrhythmia, increased irritability of the nervous system with tremors and jerking, confusion or seizures. Further, a degradant of Veltassa is calcium fluoride, which may lead to increased levels of fluoride resulting in bone fragility, tooth decays or nephrotoxicity. Although none of the symptoms associated with severe hypomagnesemia or acute fluoride toxicity have been reported in our clinical studies, patients may experience these more severe side effects while taking Veltassa.

If safety problems occur or are identified after Veltassa reaches the market, the FDA may require that we amend the labeling of Veltassa, recall Veltassa, or even withdraw approval for Veltassa.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Veltassa or any future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk with the commercialization of Veltassa, or any future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Veltassa or any future product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs to defend the related litigation;
•	a diversion of management’s time and resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize Veltassa or any future product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Veltassa or any future products we develop. We currently carry product liability insurance covering use in our clinical trials in the amount of $10.0 million for each occurrence and $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

We will need to continue increasing the size of our organization, and we may experience difficulties in achieving and managing our projected growth.

As of September 30, 2015, we had 241 full-time employees. We will need to continue increasing the size of our organization, including our commercial personnel, in order to manage our operations, regulatory filings, manufacturing and supply activities, clinical trials and commercialization activities. Our need to effectively execute our growth strategy requires that we:

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

If we fail to attract and retain senior management, we may be unable to successfully develop Veltassa or any future product candidates, conduct our clinical trials and commercialize Veltassa or any future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon our experienced senior management. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Veltassa or any future product candidates. Although we have entered into employment agreements with our senior management team, these agreements do not provide for a fixed term of service.

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

In addition, we are implementing an enterprise resource planning, or ERP, system for our company. The ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system will require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using the ERP system could adversely affect our controls and harm our business, including our ability to accurately report financial results on a timely basis, forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

Although a substantial amount of our effort will focus on the continued clinical testing and commercialization of Veltassa, a key element of our strategy is to discover, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and/or by selectively pursuing commercially synergistic in-licensing or acquisition of additional compounds. All of our other potential product candidates remain in the discovery stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing Veltassa.

Our current collaboration arrangements, and any collaboration arrangement that we may enter into in the future, may not be successful, which could adversely affect our ability to develop and commercialize Veltassa and potential future product candidates.

Our collaboration arrangements with VFMCRP and Sanofi, and any collaboration arrangements that we may enter into in the future, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. In addition, disagreements between us and our collaborators may lead to delays in the development process or commercialization and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve, particularly if neither of the parties has final decision-making authority. Our collaboration arrangements also may be terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business or reputation.

In addition, we may also seek collaboration arrangements with other pharmaceutical or biotechnology companies for the development or commercialization of Veltassa and for potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, both in the United States and internationally. We will face, to the extent that we decide to enter into additional collaboration arrangements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement any additional collaboration arrangements should we choose to do so, and the terms we may establish may not be favorable to us.

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

If we seek and obtain approval to commercialize Veltassa outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

We have entered into the License Agreement with VFMCRP to commercialize Veltassa outside of the United States and Japan if the product receives the applicable approvals for commercialization, and we may enter into additional agreements with third parties to commercialize Veltassa in Japan. We expect that we will be subject to additional risks related to entering into these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in foreign countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems, and different competitive drugs indicated to treat hyperkalemia;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	potential liability resulting from development work conducted by these distributors; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

Risks Related to Government Regulation

We will be subject to ongoing regulatory obligations for Veltassa, and any future products, and continued regulatory review, which may result in significant additional expense. Additionally, Veltassa, and any future product, may be subject to labeling and other restrictions and market withdrawal, and we may be required to manage additional time and resource-intensive operational challenges and be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems, including emerging safety issues, with our products.

Even if a drug is FDA-approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. For example, as part of our FDA approval for Veltassa, we have a post-marketing commitment to conduct pediatric studies. Furthermore, the existing FDA regulations and any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. Veltassa will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;
•	impose additional post-marketing safety requirements or restrictions;
•	impose civil or criminal penalties;
•	suspend regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Veltassa. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate revenues from the sale of Veltassa our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Currently, Veltassa is approved solely for the treatment of hyperkalemia and, unless we seek regulatory approval for additional indications, we will be prohibited from marketing Veltassa for any other indication.

Currently, Veltassa is approved solely for the treatment of hyperkalemia. We do not have plans to seek approval of Veltassa for any other indication at this time. Even though we obtained regulatory approval to market Veltassa with an indication statement for the treatment of hyperkalemia, we are prohibited from marketing Veltassa using any promotional claims relating to maintaining more patients on, or enabling the increased or optimized usage of, RAAS inhibitors. The exploratory endpoints analyzing the modification of RAAS inhibitor medication due to recurrent hyperkalemia in our pivotal Phase 3 trial were not sufficient to support FDA approval of a RAAS inhibitor enabling indication. The FDA strictly regulates the promotional claims that may be made about prescription products. While Veltassa has been studied in the setting of hyperkalemia associated with the use of RAAS inhibitors, Veltassa may not be promoted for uses that are not approved by the FDA as reflected in its approved labeling. Under applicable regulations, the ability of a company to make marketing statements about the effectiveness of its drug outside of the statements made in the label, referred to as “off-label” marketing, is prohibited. If we are found to have promoted such off-label uses, we may become subject to significant liability.

If we fail to comply or are found to have failed to comply with FDA and other regulations related to the promotion of Veltassa before it was approved or for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products before approval or for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. We were not permitted to promote Veltassa before we received marketing approval from the FDA. And even though we have received marketing approval, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Veltassa for unapproved uses. We also cannot be sure that our employees complied with company policies and applicable regulations regarding the promotion of products before approval or will comply with such policies and regulations regarding unapproved uses. Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products before approval or for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

We are required to report to regulatory authorities adverse events that may occur during the use of Veltassa or any future product, and if we fail to do so we could be subject to sanctions that would materially harm our business.

FDA and foreign regulatory authority regulations require that we report certain information about adverse events whether or not Veltassa, or any future product, may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may receive adverse event reports in potentially large numbers from a variety of sources, including from physicians, other healthcare providers and patients as well as from clinical trials, patient support programs, scientific literature and media. We may fail to report adverse events we become aware of within the required timeframe.

We may also fail to appreciate that we have become aware of reportable safety information, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

If third-party manufacturers fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

Before they can begin commercial manufacture of Veltassa, contract manufacturers must obtain regulatory approval of their manufacturing facilities, processes and quality systems. In addition, pharmaceutical manufacturing facilities are continuously subject to inspection by the FDA and foreign regulatory authorities, before and after product approval. Due to the complexity of the processes used to manufacture pharmaceutical products and product candidates, any potential third-party manufacturer may be unable to continue to pass or initially pass federal, state or international regulatory inspections in a cost-effective manner.

If a third-party manufacturer with whom we contract is unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our financial results and financial condition.

If we want to expand the geographies in which we may market Veltassa, we will need to obtain additional regulatory approvals.

We are relying on VFMCRP to develop and commercialize Veltassa outside of the United States and Japan, and we and VFMCRP expect to submit our MAA in the first half of 2016. In order to obtain a MAA or other regulatory approvals outside of the United States, we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to manage our collaboration with VFMCRP to promote and commercialize Veltassa outside of the United States and Japan. If we do not obtain regulatory approvals for Veltassa in foreign jurisdictions, our ability to expand our business outside the United States will be severely limited.

Our failure to obtain regulatory approvals in foreign jurisdictions for Veltassa would prevent us from marketing our products internationally.

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

We are subject to healthcare laws, regulation and enforcement; our failure to comply with these laws could have a material adverse effect on our results of operations and financial conditions.

We are subject to healthcare, statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:

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

We may not obtain regulatory approval for the commercialization of any future product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Although we have obtained approval to market Veltassa in the United States, neither we nor any future collaboration partner is permitted to market any future product candidate in the United States until we receive approval of an NDA from the FDA. Obtaining regulatory approval to commercialize a product candidate can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of regulatory approval of products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to obtaining approval to commercialize a drug candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such drug candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our drug candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering drug candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all targeted indications.

FDA approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process and we may encounter matters with the FDA that require us to expend additional time and resources and delay or prevent the approval of our product candidates. Despite the time and expense exerted, failure can occur at any stage. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	a drug candidate may not be deemed safe or effective;
•	the FDA may not find the data from nonclinical studies and clinical trials sufficient;
•	the FDA might not approve our third party manufacturers’ processes or facilities; or
•	the FDA may change its approval policies or adopt new regulations.

If any future product candidate fails to demonstrate safety and efficacy in clinical trials or does not gain regulatory approval, our business and results of operations may be materially and adversely harmed.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of any future product candidates and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of Veltassa or any future product candidates.

There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot be certain that Veltassa or any future product candidates will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing Veltassa or future product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, Veltassa has a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of Veltassa.

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

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office, or the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

If our intellectual property related to Veltassa or any future product candidates is not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to Veltassa and our development programs. Any disclosure to or misappropriation by third parties of our confidential or proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to Veltassa but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to Veltassa or any future product candidates is successfully challenged, then our ability to commercialize Veltassa or any future product candidates could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market Veltassa or any future product candidates under patent protection would be reduced.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our current or future collaborators were to initiate legal proceedings against a third party to enforce a patent covering Veltassa or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to Veltassa, we would lose at least part, and perhaps all, of the patent protection on Veltassa. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

If we fail to comply with our obligations under our IP License and Assignment Agreement, we could lose license rights that are important to our business.

We are a party to an IP License and Assignment Agreement with Ilypsa, Inc., or Ilypsa, which is a subsidiary of Amgen Inc., pursuant to which we license key intellectual property relating to our drug discovery and development technology. Although our obligations under the license are limited, the license agreement does impose certain diligence, notice and other obligations not currently applicable to us. If we fail to comply with these obligations, Ilypsa (Amgen) may have the right to terminate the license, other than in respect of Veltassa.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We have not yet registered trademarks for Veltassa in the United States or elsewhere and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for Veltassa in the United States or elsewhere. Our trademarks have been approved for registration in the United States, but our trademark applications may be rejected during trademark registration proceedings outside the United States. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market Veltassa or any future products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	the successful commercialization of Veltassa;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to Veltassa;
•	future financing transactions;
•	any adverse changes to our relationship with any manufacturers or suppliers;
•	the success of our testing and clinical trials;
•	the success of our efforts to acquire or license or discover additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

As of September 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 32% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. Based upon the number of shares outstanding as of September 30, 2015, we have outstanding a total of approximately 41.7 million shares of common stock. Of these shares, the shares of our common stock sold in our IPO, our public offering in April 2014, our at-the-market offering, and our public offering in March 2015 are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2015, approximately 7.6 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2015	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1†	License Agreement, dated as of August 10, 2015, by and between Vifor Fresenius Medical Care Renal Pharma Ltd. and Relypsa, Inc.				X

10.2†	Detailing Agreement, dated as of August 10, 2015, by and between Relypsa, Inc. and Sanofi-Aventis US LLC.				X

10.3	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.				X

10.4	Fourth Amendment to Loan and Security Agreement, dated as of October 1, 2015, by and between Silicon Valley Bank and Relypsa, Inc.				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Confidential treatment has been requested for certain information contained in this Exhibit (indicated by asterisks). Such information has been omitted and filed separately with the SEC.
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

Relypsa, Inc.

November 4, 2015	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)