Form 10-Q/A
period 2015-09-30
Relypsa Inc
filed 2016-01-05
CIK 1416792

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Relypsa, Inc. for the period ended September 30, 2015 filed on November 4, 2015 (the “Form 10-Q”) for the sole purpose of refiling Exhibit 10.2 (certain portions of which are omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the “SEC”)) and in connection therewith, to amend Part II, Item 6 of the 10-Q and the Exhibit Index to the 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2015	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1†	License Agreement, dated as of August 10, 2015, by and between Vifor Fresenius Medical Care Renal Pharma Ltd. and Relypsa, Inc.	10-Q	11/4/2015	10.1

10.2†	Detailing Agreement, dated as of August 10, 2015, by and between Relypsa, Inc. and Sanofi-Aventis US LLC.				X

10.3	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	10-Q	11/4/2015	10.3

10.4	Fourth Amendment to Loan and Security Agreement, dated as of October 1, 2015, by and between Silicon Valley Bank and Relypsa, Inc.	10-Q	11/4/2015	10.4

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	11/4/2015	31.1

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).	10-Q	11/4/2015	31.2

31.3	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.4	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	10-Q	11/4/2015	32.1

101.INS	XBRL Instance Document.	10-Q	11/4/2015	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	11/4/2015	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	11/4/2015	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	11/4/2015	101.DEF

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-Q	11/4/2015	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	11/4/2015	101.PRE

†	Confidential treatment has been requested for certain information contained in this Exhibit (indicated by asterisks). Such information has been omitted and filed separately with the SEC.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q/A is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Relypsa, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 5, 2016		Relypsa, Inc.

	By:	/s/ Kristine M. Ball
Kristine M. Ball
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)