Form 10-K
period 2015-12-31
Relypsa Inc
filed 2016-02-25
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second quarter) was $1,130,137,164.

As of February 15, 2016, the registrant had 43,311,249 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after close of the registrant’s fiscal year ended December 31, 2015.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	the potential market opportunities for commercializing Veltassa;
•	our expectations regarding the potential market size and the size of the patient populations for Veltassa;
•	our expectations regarding the timing of submitting a Marketing Authorization Application with the European Medicines Agency, or the EMA;
•	estimates of our anticipated expenses, capital requirements, revenue, sufficiency of capital resources and need for additional financing;
•	our plans and expectations relating to the continued commercial launch of Veltassa, the distribution system we are implementing and the coverage for Veltassa;
•	our expectations regarding the number of physicians and hospitals we are targeting;
•	our expectations regarding the ability of our distribution partners to fill prescriptions and deliver Veltassa in the United States;
•	our ability to support patients via our patient support center, Veltassa Konnect;
•	the likelihood of regulatory approvals for Veltassa by the EMA;
•	our expectations regarding the timing of our future clinical trials;
•	our expectations regarding supplemental regulatory filings in the United States and ability to change the prescribing information of Veltassa;
•	our expectations that sodium polystyrene sulfonate’s, or SPS’s, use as a daily treatment option over the long-term is limited;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials and nonclinical testing;
•	the implementation of our business model, strategic plans for our business and technology;
•	our expectations regarding our current and future costs of goods;
•	the initiation, timing, progress and results of future nonclinical studies and clinical trials, and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering Veltassa and any other drugs we may pursue;
•	our expectations regarding the impact of our agreements with Sanofi Aventis US LLC and Vifor Fresenius Medical Care Renal Pharma Ltd., VFMCRP;
•	our expectations regarding the time period for recognition of our agreement with VFMCRP;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015, the U.S. Food and Drug Administration, or FDA, approved our first drug, Veltassa® (patiromer) for oral suspension, or Veltassa, for the treatment of hyperkalemia. Hyperkalemia is a life threatening condition defined as abnormally elevated levels of potassium in the blood.

Veltassa is a non-absorbed, high capacity potassium binding polymer with a well-established mode of action. In our clinical trials, Veltassa met its efficacy endpoints, reducing serum potassium, or potassium in the blood, to target levels and sustaining potassium in the desired range and was well tolerated for up to 52 weeks.

Hyperkalemia, which can present chronically or acutely, can lead to severe medical complications, including life-threatening cardiac arrhythmias and sudden death. Hyperkalemia is typically defined as a level of serum potassium greater than 5.0 milliequivalents per liter (mEq/L). Patients with serum potassium levels greater than or equal to 5.5 mEq/L, which we define as moderate-to-severe hyperkalemia, were found in an independent study to have a 10-fold increase in their mortality rate within 24 hours. Hyperkalemia occurs most frequently in patients with chronic kidney disease, or CKD, where the ability of the patient’s kidney to excrete potassium has been compromised. Treatment guidelines recommend the use of renin-angiotensin-aldosterone system, or RAAS, inhibitors, to preserve kidney function and delay the progression of renal failure to end stage renal disease, or ESRD; however, RAAS inhibitors have the well-recognized side effect of causing or worsening hyperkalemia, thereby limiting their use. In addition to CKD patients, patients with heart failure, or HF, are also at increased risk for developing hyperkalemia. In these patients, RAAS inhibitors are indicated as a first-line treatment for hypertension and have demonstrated a decrease in all-cause mortality.

Veltassa is the first new drug approved in the United States to treat hyperkalemia in more than 50 years. Prior to Veltassa’s approval in the United States, the treatment options for the chronic management of hyperkalemia were limited. Those options included dietary potassium restriction, potassium-wasting diuretics or sodium polystyrene sulfonate, or SPS. SPS was first marketed in 1958 and has a poor tolerability profile. SPS’ product labeling includes warnings of serious and potentially fatal gastrointestinal, or GI, side effects and a precaution against administering to patients who cannot tolerate even a small increase in sodium; therefore, we believe the use of SPS as a long-term daily treatment option is limited. We believe Veltassa is well positioned to address the medical need for the treatment of hyperkalemia in both the chronic and acute settings.

We believe a significant market opportunity exists for Veltassa.  We estimate that there are approximately 3 million patients with CKD stage 3 or 4 and/or HF with hyperkalemia in the United States. We are marketing Veltassa in the United States to approximately 10,000 physicians, primarily nephrologists and cardiologists, and approximately 700 hospitals that treat patients with hyperkalemia.

We also believe Veltassa is uniquely differentiated from existing and potential hyperkalemia treatment options. Veltassa was approved with a broad indication for the treatment of hyperkalemia, without restrictions on the level of serum potassium or the underlying cause of hyperkalemia. Veltassa’s prescribing information, or label, includes straightforward dosing instructions, including once daily dosing with food, one starting dose for all patients, and a small volume of water needed per dose. Furthermore, Veltassa uses calcium as the counter-exchange ion instead of sodium, which avoids delivering a sodium load to the patient. No adverse drug reactions related to fluid retention or edema are included in the approved prescribing information for Veltassa.

We commenced the commercial launch of Veltassa in the United States on December 21, 2015, the date the drug was first available for prescription in the United States. Our entire sales force, as well as the nephrology sales force of Sanofi Aventis US LLC, or Sanofi, pursuant to our two-year Detailing Agreement with Sanofi, have been fully trained and are calling on customers.

Veltassa is being distributed directly to patients via two nationally-recognized specialty mail order pharmacies and to hospitals through a network of authorized specialty distributors. Our distribution partners provide broad reach to fill prescriptions and deliver Veltassa to patients across the country.  We are working with national and regional payers in order to secure formulary access for Veltassa. Formulary access is being placed on a payer’s list of covered drugs for reimbursement. In February 2016, Veltassa was added to the Centers for Medicare and Medicaid Services, or CMS, Formulary Reference File, which confirms CMS will reimburse Medicare Part D plans for Veltassa.

Our patient support center, Veltassa Konnect, is fully operational. Veltassa Konnect provides important services to patients, including reimbursement support, co-pay assistance to commercially insured patients, free drug to uninsured patients who meet certain financial criteria, ongoing general patient education and support, and the Veltassa Start Program. The Veltassa Start Program provides a free starter supply of Veltassa to new patients, upon a physician’s determination of medical necessity, while the benefits investigation is ongoing.

We have entered into a License Agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, pursuant to which VFMCRP will develop and commercialize Veltassa outside the United States and Japan. We and VFMCRP plan to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Veltassa in the first half of 2016.

Veltassa has intellectual property protection until 2030 in the United States and 2029 in the European Union, China, Japan and many other countries around the world.

Our Strategy

Our strategy is to discover, develop and commercialize polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. The key elements of our strategy are described below.

•

Commercialize Veltassa in the United States. We plan to continue commercializing Veltassa in the United States with our own sales force, and with Sanofi’s nephrology sales force, focused on approximately 10,000 physicians, primarily nephrologists and cardiologists, and approximately 700 hospitals, that treat our patient populations of interest.

•	Advance Veltassa outside the United States. We plan to advance Veltassa outside of the United States through our partnership with VFMCRP, including submission of our MAA for Veltassa to the EMA.
•

Initiate and Evaluate Clinical Studies. We recently initiated a new Phase 4 clinical study of Veltassa to evaluate whether Veltassa needs to be administered with food. We may also initiate additional Phase 4 clinical studies in 2016 to evaluate Veltassa’s safety and efficacy in other patient populations such as patients with resistant hypertension and/or in hemodialysis patients, and we expect to initiate a pediatric study pursuant to our post-marketing commitment for Veltassa with the FDA. We also plan to continue evaluating the results from our 12 Phase 1 drug-drug interaction, or DDI, studies of Veltassa in healthy volunteers announced in January 2016.

•

Broaden our Product Portfolio. We are building a pipeline of products using our proprietary drug discovery technology or by selectively pursuing the in-licensing or acquisition of additional compounds that would be commercially synergistic with Veltassa.

Veltassa for the Treatment of Hyperkalemia

We believe Veltassa is well positioned to address the medical need for the treatment of hyperkalemia in both acute and chronic settings.

The FDA approval of Veltassa was based on our clinical development program that studied patients who are representative of people who typically experience high serum potassium levels, including people who had CKD, heart failure, or HF, diabetes and hypertension. The prescribing information for Veltassa supports use in both the hospital and outpatient settings, recommends patients take Veltassa once a day, and includes key data from our trials supporting Veltassa’s use as a daily drug that effectively and predictably corrects serum potassium and can be used long term to keep levels in the target range. In our clinical trials, Veltassa met its efficacy endpoints, reducing serum potassium to target levels and sustaining potassium in the desired range and was well tolerated for up to 52 weeks.

•

The pivotal Phase 3 OPAL‑HK study showed Veltassa significantly decreased potassium levels in CKD patients taking RAAS inhibitors (mean decrease of -1.01 ± 0.03 mEq/L from baseline; p<0.001). At four weeks, 76 percent of patients had normal potassium levels (3.8 to <5.1 mEq/L). During the second part of the trial, there was no change from baseline in the median serum potassium in the Veltassa group, whereas the median serum potassium significantly increased in the placebo group (0.72 mEq/L; p<0.001).

•

The Phase 2 AMETHYST‑DN trial evaluated use of Veltassa over 52 weeks in patients with CKD, hyperkalemia and type 2 diabetes who were taking a RAAS inhibitor. The majority of patients had normal serum potassium levels (3.8‑5.0 mEq/L) at week 4, and maintained normal serum potassium levels for 52 weeks.

•

An open-label, uncontrolled, Phase 1 study evaluated Veltassa’s onset-of-action in 25 hyperkalemic patients with CKD.  The mean baseline blood potassium level was 5.93 mEq/L. A statistically significant reduction in blood potassium levels was observed at 7 hours after the first dose (-0.2 mEq/L; p<0.004). Potassium levels continued to decline during the 48‑hour treatment period of the study (-0.75 mEq/L at 48 hours after the first dose).

The most common adverse reactions in all trials included constipation (7.2 percent: 5.4 percent mild and 1.8 percent moderate), hypomagnesemia (low magnesium levels; 5.3 percent), diarrhea (4.8 percent), nausea (2.3 percent), abdominal discomfort (2.0 percent) and flatulence (2.0 percent). Most adverse events were mild to moderate.

Veltassa is a non-absorbed, high capacity potassium binding polymer. The active ingredient in Veltassa is a cross-linked polymeric bead that includes calcium as a counterion. This spherical bead, having an average diameter of about 100 micrometers, is too large to be absorbed systemically, so it remains in the GI tract and binds potassium. This effect occurs predominantly in the lumen of the colon, where the concentration of potassium in the lumen is the highest, and leads to an increase in fecal potassium excretion, removal of potassium from the body and a lowering of serum potassium levels, thereby treating hyperkalemia. In addition, because Veltassa does not use sodium as a counterion, the risks related to fluid retention or hypertension caused by sodium are avoided.

Veltassa is a dry powder that is combined with small amounts of water prior to administration. Veltassa is packaged in single-use packets containing 8.4 grams, 16.8 grams or 25.2 grams patiromer, with a recommended starting dose of 8.4 grams patiromer once daily. The dose may be increased or decreased, as necessary, to reach the desired serum potassium concentration, up to a maximum dose of 25.2 grams patiromer once daily.

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

The prescribing information also includes a limitation of use that Veltassa should not be used as an emergency treatment for life-threatening hyperkalemia because of its delayed onset of action, and includes certain additional warnings and precautions.

Background of Hyperkalemia

Potassium Regulation

Potassium is an essential dietary mineral. Potassium is essential because it is the main atom that functions both inside and outside of cells to facilitate a number of physiological actions. Approximately 98% of potassium in the body resides inside cells, or intracellularly, and about 2% of potassium in the body resides in the blood, or extracellularly, and potassium can shift back and forth from extracellular to intracellular compartments. Due to this central role in cell physiology, a stable equilibrium of potassium, or potassium homeostasis, in the normal range is essential. Although clinical definitions and laboratory assays have some variability, the normal range of serum potassium is generally considered to be 3.8 to 5.0 mEq/L.

Potassium homeostasis in the body is achieved through a balance of absorption and excretion processes. Absorption of potassium from the diet is passive, occurring in the small intestine, while excretion of potassium is mostly a regulated active process. Because dietary potassium may vary considerably from day to day, it is necessary to increase potassium excretion when dietary potassium is high and decrease excretion when dietary potassium is low. Excretion in response to variable potassium intake is primarily handled by the kidneys, which excrete 90 to 95% of the absorbed dietary potassium, with the remaining 5 to 10% excreted in the colon. When renal function is impaired, the body adapts to reduced renal excretion of potassium by increasing the amount of colonic potassium secretion. Additionally, the elevation in the blood potassium concentration decreases the ratio of intracellular to extracellular potassium. The lowering of this ratio leads, partially, to electrical signals failing to pass through the cell membrane (cell depolarization).

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

Hyperkalemia occurs most frequently in patients with CKD where the ability of the patient’s kidney to excrete potassium has been compromised. Hyperkalemia is also commonly observed in HF patients. Other causes and risk factors for hyperkalemia include reduced renal function, diabetes, extensive soft tissue injury, age, high dietary potassium intake, and the use of certain medications such as renin-angiotensin-aldosterone system, or RAAS, inhibitors. The majority of hyperkalemia cases are precipitated by reduced potassium excretion caused by renal insufficiency and, in an independent article in the New England Journal of Medicine published in 2004, approximately three-fourths of hyperkalemia cases were associated with renal failure.

Hyperkalemia and RAAS Inhibitors for CKD and HF Patients

RAAS inhibitor therapy is a particularly important treatment option in patients with CKD and HF. RAAS inhibitors are a first line treatment for hypertension and to delay CKD progression under widely accepted treatment guidelines such as the National Kidney Foundation’s Kidney Disease Outcomes Quality Initiative, or KDOQI, and the American College of Cardiology and the American Heart Association, or ACC/AHA, and are recommended in the majority of patients with CKD and/or HF. RAAS inhibitors have been shown through outcomes studies to preserve kidney function and delay the time to end stage renal disease, or ESRD, in CKD patients and decrease all-cause mortality in HF patients. In particular, a study published in a 2001 article in the New England Journal of Medicine of type 2 diabetic patients administered the RAAS inhibitor losartan showed a 28% reduction in progression to ESRD, after an average follow up of 3.4 years, corresponding to a delay to ESRD of approximately 2 years. However, the adoption of these treatments has been limited in many cases by hyperkalemia.

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

We believe hyperkalemia is the leading factor in decisions by physicians to avoid use of RAAS inhibitor therapy or to limit the dosage of RAAS inhibitor medication to a sub-optimal level. Based on our market research, we believe that the majority of patients seen by a nephrologist or cardiologist in the United States for whom a RAAS inhibitor is indicated are not receiving any RAAS inhibitor therapy or are receiving sub-optimal doses of RAAS inhibitor therapy.

Limitations of Prior Treatment Options for Hyperkalemia

Prior to the approval of Veltassa, the treatment options in the United States for the chronic management of hyperkalemia were limited. These options included dietary potassium restriction, potassium-wasting diuretics or sodium polystyrene sulfonate, or SPS, which is the active ingredient in the common brand name Kayexalate.

Dietary potassium restriction is difficult due to the ubiquitous presence of potassium in foods. Because fat, carbohydrates (in diabetics), sodium and phosphorus tend to be restricted in CKD patients, the addition of a potassium restriction severely limits food options for these patients, which results in significant patient compliance issues.

Diuretics, a mainstay for managing sodium, water balance and hypertension, are highly efficient at removing potassium in patients with normal renal function. However, the effectiveness of diuretics is greatly diminished in patients with CKD.

SPS was first marketed in 1958 and, before Veltassa, was the only drug approved in the United States for the treatment of hyperkalemia. However, SPS’ product labeling includes warnings of serious and potentially fatal gastrointestinal, or GI, side effects, such as intestinal necrosis and GI bleeding and perforation. In addition, certain publications in the medical and scientific literature indicate that SPS may not adequately lower serum potassium levels unless administered with sufficient amounts of sorbitol to induce diarrhea, but SPS’ product labeling warns against concurrent use of sorbitol due to the increased risk of these serious GI side effects. Finally, intestinal re-absorption of sodium during SPS treatment can aggravate hypertension and fluid retention. SPS’ product labeling includes a warning that caution is advised when SPS is administered to patients who cannot tolerate even a small increase in sodium load and for whom an increase in sodium load may be detrimental.

For CKD and HF patients, discontinuation or reduction in the dose of RAAS inhibitors is a common intervention for hyperkalemia. However, this discontinuation or reduction deprives such patients of the morbidity and mortality benefits of RAAS inhibitors.

Commercial Opportunity for Veltassa

We believe a significant market opportunity exists for Veltassa. We estimate that there are approximately 3 million patients in the United States with hyperkalemia who have CKD stage 3 or 4 and/or HF. We are marketing Veltassa in the United States to approximately 10,000 physicians, primarily nephrologists and cardiologists, and approximately 700 hospitals that treat patients with hyperkalemia in one or more of the categories described below.

•

Patients with existing moderate-to-severe hyperkalemia. Many CKD and HF patients with moderate-to-severe hyperkalemia are being treated with RAAS inhibitors due to their benefits for such patients. Based on our market research, approximately 80% of physicians surveyed indicated that they are likely to intervene with some form of treatment for hyperkalemia by the time a patient’s serum potassium level reaches 5.5 mEq/L. Accordingly, we view these patients as a readily identifiable initial patient population who can be prescribed Veltassa, and who would benefit from a safe, effective and well-tolerated daily use chronic treatment such as Veltassa.

•

Patients with existing mild hyperkalemia. While physicians surveyed indicated that they are most likely to intervene with a treatment for hyperkalemia when a patient has a serum potassium level of greater than or equal to 5.5 mEq/L, approximately 40% of these physicians indicated that they would likely intervene with a treatment for hyperkalemia at a serum potassium level of between 5.0 to 5.5 mEq/L, which we define as mild hyperkalemia, due to the unpredictable and recurrent nature of hyperkalemia.

•

Patients not currently taking a RAAS inhibitor, or who have had their RAAS inhibitor dose reduced, to address their hyperkalemia. There are approximately 15.4 million stage 3 or 4 CKD patients and 2.3 million non-CKD HF patients in the U.S. We believe that 60% to 70% of these patients are treated by a nephrologist or cardiologist, and that the majority of these patients currently are not receiving RAAS inhibitors, or are receiving sub-optimal RAAS inhibitor dosing, in part because they have developed hyperkalemia from these treatments. Current CKD and HF treatment guidelines recommend the use of RAAS inhibitors to preserve kidney function in CKD patients and decrease all-cause mortality in HF patients. We believe that with the introduction of a safe, effective and well-tolerated daily use chronic treatment for hyperkalemia, such as Veltassa, physicians may optimize their RAAS inhibitor usage in patients who have hyperkalemia by either maintaining their RAAS inhibitor therapy, increasing the doses of RAAS inhibitors where indicated or by reinitiating RAAS inhibitor medications. Our market research indicates that for about 90% of nephrologists, hyperkalemia is the top concern with RAAS inhibitor therapy, and that about 90% of specialist physicians would use a drug with Veltassa’s clinical profile in this type of patient. We believe that Veltassa will provide physicians with an important tool to treat such hyperkalemia in this patient population.

Furthermore, we believe Veltassa is uniquely differentiated from existing and potential hyperkalemia treatment options as described below.

•

Broad Label – Veltasssa is approved for the “treatment of hyperkalemia” without restrictions based on underlying serum potassium level or cause of hyperkalemia. Veltassa can be used to treat both acute and chronic hyperkalemia, regardless of treatment setting (i.e., inpatient and/or outpatient settings). The Veltassa prescribing information, or label, is based upon the evaluation of patients in our clinical trial program that physicians most commonly see in practice. Our clinical trials included patients with CKD who were also receiving RAAS inhibitor therapy, which is known to raise serum potassium levels. In addition, a large proportion of our clinical trial patients had heart failure, diabetes, hypertension or existing cardiovascular disease, or were elderly, and 45% had a baseline serum potassium greater than or equal to 5.5 mEq/L.

•

Safe & Effective – The FDA has approved Veltassa to be safe and effective when administered according to its prescribing information. Veltassa lowers serum potassium in a matter of hours and allows patients to achieve and maintain normal serum potassium levels over the long term. The safety and tolerability profile of Veltassa enables daily administration over the long term and supports use in both the acute and chronic settings. To date, Veltassa is the only potassium binder with a completed 52 week study that evaluated long term safety and efficacy in patients with hyperkalemia.

•

Well-tolerated – Veltassa is well tolerated, and tolerability was often considered a major limitation of other currently available treatment options due to GI side effects. The favorable safety and tolerability profile of Veltassa offers physicians a new way to proactively manage potassium over the long term with a once daily treatment option. Across our clinical trials, the most commonly reported adverse events were mild to moderate resulting in a very low discontinuation rate.

•

No Sodium Load – Veltassa was specifically designed not to include sodium as a counterion for exchange with potassium, unlike certain existing and potential treatment options for hyperkalemia. The introduction of even a small increase in sodium and the resulting fluid retention and edema may be a significant clinical concern and may limit the use of certain medications. Therefore, the risks related to fluid retention or hypertension caused by sodium are avoided with Veltassa.

•

Convenient – Veltassa offers ease of use and convenience to both patients and physicians. Veltassa is an odorless and tasteless, once daily drug that is mixed in a small volume of water. There is one starting dose for all patients and two additional dose strengths, if needed. In addition, we have a comprehensive suite of patient support services, offered through Veltassa Konnect, that enables patients to start, and stay on, Veltassa therapy.

Clinical Development Program for Veltassa

Recent Clinical Studies

We recently completed 12 Phase 1 in vivo studies (conducted in humans) in healthy volunteers evaluating potential DDI between Veltassa and 12 drugs that had previously demonstrated binding in in vitro tests (conducted in test tubes). In our Phase 1 in vivo DDI studies, when Veltassa was administered at the same time as the drugs being tested, there was no clinically meaningful reduction in absorption for nine of the 12 drugs. Three drugs showed reduced absorption when they were co-administered with Veltassa, however, when dosing of Veltassa and these drugs was separated by 3 hours, no reduction in absorption was observed.

In February, 2016, we discussed the results of our Phase 1 in vivo DDI studies with the FDA. Based on the discussion, we plan to submit a supplemental NDA, or sNDA, by mid-2016 to the FDA requesting a change to the prescribing information for Veltassa.

The DDI program considered as part of our NDA for Veltassa included only in vitro DDI tests. In our initial in vitro DDI tests, 14 of the 28 drugs showed no binding with Veltassa, including:

•	Antihypertensive medicines (RAAS inhibitors) – lisinopril, spironolactone, valsartan
•	Cholesterol lowering medicine – atorvastatin
•	Anticoagulant and antiplatelet medicines – apixaban, aspirin, rivaroxaban
•	Cardiac glycoside – digoxin
•	Antidiabetic medicine – glipizide
•	Antigout medicine – allopurinol
•	Antibiotics – amoxicillin, cephalexin
•	Antiepileptic – phenytoin
•	Vitamin – riboflavin

Fourteen drugs did show binding in vitro and, of these, 12 were selected for further testing in healthy volunteer studies to assess whether the results seen in vitro translated into an effect in people. These randomized, open-label studies were initiated in September 2015 and used a three-way cross-over design to evaluate the absorption of these 12 drugs. In each study, participants received:

•	The test drug alone;
•	Veltassa and the test drug administered at the same time; or
•	Veltassa administered 3 hours after the test drug.

For each drug tested, the studies evaluated the concentration in the blood over time, or AUC (“area under the curve”), and the peak blood concentration, or C max .

The results of our Phase 1 in vivo DDI studies are summarized below.

Drugs	Veltassa and test drug administered at the same time	Veltassa administered 3 hours after test drug
Lithium (psychiatric medicine)	• No clinically meaningful reduction in absorption (AUC) • No impact on peak concentration (C max )	• No impact on absorption (AUC) • No impact on peak concentration (C max )
Trimethoprim (antibiotic)
Verapamil (antihypertensive)
Warfarin (anticoagulant)
Amlodipine (antihypertensive)	• No clinically meaningful reduction in absorption (AUC) • Some reduction in peak concentration (C max )
Cinacalcet (calcimimetic)
Clopidogrel (antiplatelet)
Furosemide (diuretic)
Metoprolol (antihypertensive)
Ciprofloxacin (antibiotic)	• Reduced absorption (AUC) • Reduced peak concentration (C max )
Levothyroxine (thyroid hormone replacement)
Metformin (antidiabetic)
Quinidine (antiarrhythmic)	• Not tested in humans (quinidine rarely used; thiamine commonly present in food)
Thiamine (vitamin)

In addition to the above table, a graphical display of the results of our Phase 1 in vivo DDI studies are shown in the two figures below. The first figure below shows the results when Veltassa was administered at the same time as each of the other 12 drugs. For each drug, this figure shows the ratio, or point estimate expressed as a percentage, and the 90% confidence intervals, or CIs, of the AUC when co-administered with Veltassa versus the test drug alone. To conclude that there is no clinically meaningful reduction in the absorption of the test drug when administered together with Veltassa, we followed the FDA Guidance for Industry document on drug interaction studies, which recommends using bioequivalence comparisons to determine meaningful changes in a drug’s absorption characteristics. To demonstrate bioequivalence, or no meaningful reduction in the drug’s absorption, the 90% CI for the AUC ratio should be within the 80-125% range. If the lower end of the 90% CI for the AUC ratio is at least 80%, then this indicates that for 90% of the patients in the trial, the point estimate for the AUC was at least 80% suggesting no clinically meaningful reduction in absorption of the test drug. For 9 of the 12 drugs, the AUC was to the right of the 80% bioequivalence line, which means Veltassa does not have a clinically meaningful effect on the absorption of the co-administered drugs. For 3 of the drugs (ciprofloxacin, metformin and levothyroxine), there was reduced absorption when co-administered with Veltassa. The first figure below also shows the Cmax for each drug. Although there was some reduction in peak concentration for 5 drugs, this did not reduce the overall amount of the test drug that was absorbed.

AUC0-∞ = area under the plasma concentration time curve from time 0 extrapolated to infinity; AUC0-48 = area under the plasma concentration time curve from time 0 to 48-hour sampling; CI = confidence interval; Cmax = maximum observed plasma concentration; N = number of subjects planned for enrollment for each drug evaluated; a Levothyroxine administered 40 minutes before the start of breakfast and Veltassa administration.

The second figure below shows the results when Veltassa was administered 3 hours after each of the test medications. The mean AUC ratios comparing the 3-hour separation versus the test drug administered alone are close to 100% for both AUC and Cmax and the 90% CIs are within the 80-125% range, even for the drugs that had some reduction in Cmax and, most importantly, for the 3 drugs that showed a reduction in absorption when co-administered with Veltassa. This indicates that a 3-hour separation was sufficient to remove the potential for binding with these three drugs.

AUC0-∞ = area under the plasma concentration time curve from time 0 extrapolated to infinity; AUC0-48 = area under the plasma concentration time curve from time 0 to 48-hour sampling; CI = confidence interval; Cmax = maximum observed plasma concentration; N = number of subjects planned for enrollment for each drug evaluated; a Values adjusted for baseline thyroxine concentration; AUC for 48-hour sampling profile (AUC0-48) shown because extrapolation to infinity is not valid for levothyroxine.

Planned Clinical Studies

We recently initiated a new Phase 4 clinical study of Veltassa to evaluate whether Veltassa needs to be administered with food, and we may initiate additional Phase 4 clinical studies in 2016. These additional studies may include a study to evaluate Veltassa’s safety and efficacy in other patient populations such as patients with resistant hypertension and/or in hemodialysis patients. In addition, we have a post-marketing commitment to conduct pediatric studies with Veltassa, and we expect to begin our first pediatric study in late 2016.

Historical Clinical Studies

Our historical clinical development program for Veltassa consisted of eight clinical trials: three Phase 1 trials, four Phase 2 trials and one two-part Phase 3 trial conducted under a special protocol assessment, or SPA, in which each part (Part A and Part B) serves as one of two pivotal trials required for our NDA, which was approved in October 2015. A total of 791 subjects participated in these eight clinical trials, 734 of whom received any dose of Veltassa, including subjects with hyperkalemia, CKD, HF, diabetes, hypertension and/or patients who were receiving dialysis or were using RAAS inhibitor medication and healthy volunteer subjects.

The eight historical clinical trials, each of which is complete and were included in the NDA, are summarized in the table below.

Veltassa Clinical Development
Trial	Subjects (active/ placebo)	Objectives	Selected Results
Phase 1 Trials
RLY5016-101	33 (25/8)	Safety and tolerability of single and multiple doses of patiromer. Effects on urinary and fecal potassium excretion.	• Significant dose-dependent increase in fecal potassium excretion at doses of 15–60 grams/day compared with placebo. • Corresponding decrease in urinary potassium excretion. • Well-tolerated.

RLY5016-102	12 (12/0)	Pharmacological activity/safety of TID, BID and QD dosing of Veltassa.	• Significant increase in fecal potassium excretion and a concomitant decrease in urinary potassium excretion across the QD/BID/TID dosing regimen.

RLY5016-103	15 (15/0)	Time to onset of potassium-lowering action in subjects with CKD and hyperkalemia.	• Met primary endpoint: Rapid onset of action with around the clock sustained lowering of serum potassium, with statistically significant decrease from baseline in hours.

Phase 2a Proof-of-Concept Trial
RLY5016-201	6 (6/0)	Efficacy/safety of a fixed-dose of Veltassa in subjects with hyperkalemia despite receiving hemodialysis 3 times weekly.	• Veltassa was pharmacologically active in reducing serum potassium levels and was well-tolerated.

Phase 2 Prevention Trials
RLY5016-202 (PEARL-HF)	105 (56/49)	Efficacy/safety in preventing hyperkalemia in HF patients on a RAAS inhibitor.

•     Statistically significant difference in mean serum potassium levels for those subjects on Veltassa versus placebo.

•     Veltassa reduced incidence of hyperkalemia.

•     A significantly greater percentage of HF subjects on Veltassa were able to increase the dose of the spironolactone compared to subjects on placebo.

RLY5016-204	63 (63/0)	Efficacy/safety of a titration regimen in preventing hyperkalemia in subjects with HF and CKD on a RAAS inhibitor.	• When titrated, Veltassa provided reliable control of serum potassium levels in over 90% of subjects.

Veltassa Clinical Development
Trial	Subjects (active/ placebo)	Objectives	Selected Results
Phase 2b Treatment Trial
RLY5016-205 (AMETHYST-DN)	306 (306/0)	• Efficacy/safety in treating hyperkalemia in CKD patients. • Determination of starting dose. • Long-term safety in chronic treatment.

Treatment Initiation Period:

•     Met primary endpoint, statistically significant reduction in mean serum potassium at week 4.

Long-term Maintenance Period:

•     Significant majority of subjects in normal range at 52 weeks.

Pivotal Phase 3 Trial
RY5016-301 (OPAL)	Part A: 243/0 Part B: 107 (55/52)

Part A:

To evaluate the efficacy and safety of Veltassa for the treatment of hyperkalemia.

Part B:

•     To evaluate the effect of withdrawing Veltassa on control of serum potassium levels.

•     To assess whether chronic treatment with Veltassa prevents the recurrence of hyperkalemia.

•     To provide placebo-controlled safety data.

Part A:

•     Met primary endpoint: statistically significant reduction in mean serum potassium at week 4.

Part B:

•     Met primary endpoint: Statistically significant difference between Veltassa and placebo in the change from baseline in serum potassium.

•     Met secondary endpoints: Significantly higher recurrence of hyperkalemia, after being controlled in Part A, in placebo as compared to Veltassa.

Deaths that occurred in our clinical trials were predominantly cardiovascular in nature, were assessed to be unrelated to study drug and were attributed to underlying cardiovascular conditions or risk factors; no deaths had antecedent study potassium or magnesium values below the normal limit. In all of our trials, there have been 19 deaths in those who received Veltassa, which is not unexpected in view of the morbidity and mortality for the patient populations in our trials.

In the discussion of our clinical trials below, references to dosing correspond to the actual dosing regimen utilized in the respective trials.  Veltassa is currently administered according to the amount of polymer anion, which is the active form. Prior to our pivotal Phase 3 trial, we utilized a different nomenclature describing the dosing of subjects based on the amount of polymer anion plus calcium. Accordingly, an 8.4 gram dose of Veltassa in the pivotal Phase 3 trial and our Phase 1 trial is equivalent to a 10 gram dose in our prior clinical trials.

Phase 1 Trials

•

RLY5016-101: In this first trial, healthy volunteers received either a fixed dose of Veltassa or placebo. The primary trial objective was to assess the safety and tolerability of single and multiple doses of Veltassa. The secondary objective was to assess the effects of Veltassa on urinary and fecal potassium excretion. This trial demonstrated that administration of Veltassa resulted in a significant, dose-dependent, increase in fecal potassium excretion at doses of 15 to 60 grams/day compared with placebo, with a corresponding decrease in urinary potassium excretion. As expected for individuals with normal renal function, there was no change in serum potassium levels. This was the first study of Veltassa to be conducted in humans. These dose responsive increases in fecal potassium and decreases in urinary potassium excretion provided a clear indication for the first time that Veltassa was pharmacologically active. Single and multiple dose (up to three times a day) administration of Veltassa was well-tolerated.

•

RLY5016-102: In this second Phase 1 trial, healthy volunteers were administered a daily dose of 30 grams of Veltassa, either once a day (QD), twice a day (BID) or three times a day (TID), in order to assess the pharmacologic effects of different dosing regimens of Veltassa on fecal and urinary potassium excretion. The results demonstrated a significant increase in fecal potassium excretion and a concomitant decrease in urinary potassium excretion across the QD/BID/TID dosing regimens, indicating these are appropriate dosing intervals for administration of Veltassa. Veltassa was well tolerated by all subjects.

•

RLY5016-103: In this third Phase 1 trial, an open-label, single arm trial that enrolled 25 patients. This trial was designed to evaluate the time-to-onset of the potassium-lowering action of Veltassa in patients with hyperkalemia. The trial design included a three-day run-in period to control the dietary intake of potassium followed by a 48-hour treatment period and a 7-day post-treatment safety follow-up period. The change from baseline in serum potassium levels is assessed at multiple time points during the 48-hour treatment period. Patients enrolled in this trial had moderate to severe HK (with a mean serum potassium at baseline of 5.93 mEq/L).

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

Phase 2a Proof-of-Concept Trial

•

RLY5016-201: This proof-of-concept trial was an open-label, multiple-dose trial in 6 hemodialysis subjects with serum potassium levels greater than or equal to 5.5 mEq/L despite receiving hemodialysis 3 times weekly. This was the first trial to be conducted after the completion of the initial Phase 1 trial in healthy volunteers, and showed that Veltassa was pharmacologically active and was well tolerated in patients with impaired renal function.

Phase 2 Prevention Trials

•

RLY5016-202 (PEARL-HF): This was a placebo controlled prevention trial in normokalemic subjects with HF with or without CKD. The objective of the trial was to demonstrate that, compared to placebo, a fixed daily dose of 30 grams of Veltassa would prevent more subjects from developing hyperkalemia despite the use of higher doses of a RAAS inhibitor, specifically, the aldosterone antagonist, spironolactone. Entry criteria included a requirement that subjects have a normal serum potassium level at screening and baseline and that subjects either had an estimated GFR less than 60 mL/minute, the onset of Stage 3 CKD, and/or had a history of hyperkalemia that led to discontinuation of a RAAS inhibitor or beta-blocker therapy. Randomized subjects were treated for four weeks. In the trial, the fixed dose of Veltassa compared with placebo significantly reduced mean serum potassium levels within 48 hours, prevented hyperkalemia, and allowed a significantly greater percentage of HF subjects to increase the dose of spironolactone. The statistically significant difference between groups in serum potassium level was sustained throughout the trial despite the fact that subjects treated with Veltassa received a higher mean dose of spironolactone compared with placebo. Spironolactone doses were able to be increased in significantly more Veltassa-treated subjects than placebo: 91% vs. 74%, respectively (p=0.019).

The incidence of adverse events was higher in Veltassa-treated subjects than in placebo-treated patients, the majority of which were GI symptoms. Adverse events were generally mild or moderate with one subject reporting severe flatulence. Serious adverse events were reported in 4 subjects, 2 in each treatment group, and all such events were assessed by the study investigators and by us as not related to the study drug. In general, there were no clinically meaningful treatment-related changes in most laboratory parameters. Hypokalemia (defined in this trial as a serum potassium level less than 3.5 mEq/L) occurred in 4 subjects (7%), none of whom had any complications related to hypokalemia. In addition to changes in serum potassium levels described earlier, there was a small decrease in the average serum magnesium levels in the Veltassa group which was statistically different to the mean change from baseline in the placebo group. No potentially serious complications associated with low magnesium levels were reported by subjects in the trial.

•

RLY5016-204: The next Phase 2 prevention trial was designed to assess whether, in a similar population to the PEARL-HF study, initiating Veltassa at a lower dose followed by a dose titration regimen, or varying of the dosage of Veltassa required for maintaining serum potassium in the normal range, would lower the incidence of hypokalemia while still preventing hyperkalemia in subjects starting on the RAAS inhibitor, spironolactone. In this trial, all subjects had to have both HF and CKD. The results showed that at the end of 8 weeks, 91% of subjects had serum potassium levels in the range of 3.5 to 5.5 mEq/L and 84% had serum potassium levels in the range of 4.0 to 5.1 mEq/L. Using this improved dosing regimen, only 1 of 63 subjects (1.6%) developed hypokalemia. Fifty-seven percent of subjects reported at least one adverse event, with GI adverse events being the most frequently reported. Adverse events were mostly mild-to-moderate. Serious adverse events were reported in 10% of subjects and all such events were assessed by the study investigators as not related to the trial.

Phase 2b Treatment Trial

•

RLY5016-205 (AMETHYST-DN): This was an open-label, randomized, dose ranging trial to determine the optimal starting dose, efficacy and safety of Veltassa in treating hyperkalemia. The trial enrolled 306 subjects and had two treatment periods, including a Treatment Initiation Period and a Long-Term Maintenance Period.  In the 8-week Treatment Initiation Period, subjects were eligible for enrollment in the trial if they had CKD and T2DM and were taking a RAAS inhibitor prior to screening. The subjects were assigned to stratum 1 (subjects with baseline serum potassium levels above 5.0 to 5.5 mEq/L) or stratum 2 (subjects with baseline serum potassium levels above 5.5 to less than 6.0 mEq/L) and given one of three different starting doses of Veltassa depending on the stratum. All subjects were titrated to an individual Veltassa dose based on their serum potassium levels. All subjects were eligible to continue into the 44-week Long-Term Maintenance Period and continued to receive Veltassa, so that subjects were on Veltassa for up to one year. Of the 306 subjects enrolled in the study, approximately 64% of subjects completed one year of treatment.

The primary efficacy endpoint for the Treatment Initiation Period was the mean change from baseline in serum potassium levels at week 4 or at the time of the first Veltassa dose titration if earlier. To select the starting doses for our pivotal Phase 3 trial, a dose finding interim data analysis was performed based on a pre-specified sample size of approximately 120 subjects who had completed the initial treatment period of the first 8 weeks of treatment. For the primary endpoint, each dose group in each stratum demonstrated statistically significant and clinically meaningful reductions in serum potassium levels, although there was no clear starting dose-dependent effect for most parameters. In the absence of a clear starting dose-dependent response to Veltassa, we determined that the lowest effective dose tested was the appropriate starting dose for the Phase 3 trial. Based on the interim data, the starting doses selected for the Phase 3 program were 8.4 grams/day for subjects having a serum potassium level at baseline in the range of 5.1 to 5.5 mEq/L and 16.8 grams/day for patients having a serum potassium level at baseline above 5.5 mEq/L. In this dose finding interim analysis, the number of titrations was acceptable in each of the proposed starting doses, with most titrations occurring in the first two weeks.

Results for the Treatment Initiation Period show that Veltassa as a treatment for hyperkalemia met the primary efficacy endpoint of the trial. Additionally, results from the Long-Term Maintenance Period demonstrated that Veltassa maintained mean serum potassium within the normal range for up to one year, supporting persistence of the potassium lowering effect of Veltassa over time. These clinically meaningful results provide supportive evidence for the efficacy, safety and tolerability of Veltassa as a treatment for hyperkalemia when dosed twice daily over the long term.

Phase 2b Trial—Treatment Initiation Period

As shown in the graph above, in the Treatment Initiation Period, the primary endpoint was met with a statistically significant mean change in serum potassium from baseline to week 4 or time of first dose titration irrespective of the subjects’ serum potassium at baseline. For subjects with a baseline serum potassium above 5.0 to 5.5 mEq/L, the change from baseline in serum potassium was -0.47 mEq/L (95% CI -0.55, -0.40; p < 0.001). For subjects with a baseline serum potassium 5.5 to less than 6.0 mEq/L, the change from baseline in serum potassium was -0.92 mEq/L (95% CI -1.07, -0.78; p < 0.001). During the Treatment Initiation Period, statistically significant reductions from baseline in serum potassium were observed in each stratum at each study visit, including the first post baseline study visit two days after initiating treatment with Veltassa.

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

Phase 2b Trial—One Year Efficacy Results

Veltassa was well tolerated in this trial when dosed twice daily for up to one year. The most common adverse events were mild to moderate gastrointestinal symptoms, with constipation and diarrhea reported in 5-10% of patients. The incidence of gastrointestinal adverse events did not increase over time with chronic dosing. Mild to moderate hypomagnesemia was reported in less than 10% of patients. There were no reports of severe hypomagnesemia, with no subject experiencing a serum magnesium < 1.0 mg/dL. Over the 52-week period, less than 10% of subjects were withdrawn due to adverse events, including worsening chronic renal failure (2.6%), gastrointestinal events (1.6%) and hypokalemia (1.6%). Serious adverse events were reported in 15% of patients, and all such events were assessed by the trial investigators and us as not related to Veltassa.

Pivotal Phase 3 Trial

•

RLY5016-301: The two-part pivotal Phase 3 trial was conducted under an SPA agreed upon with the FDA. The trial was designed with two parts, with each part serving as a pivotal trial. Part A was a 4-week, single arm, single-blind, Veltassa treatment phase and Part B was an 8-week, parallel group, single-blind placebo-controlled randomized withdrawal phase. Subjects were enrolled into Part A and were placed in Dose Group 1 if their screening serum potassium was equal to 5.1 to less than 5.5 mEq/L (starting dose 8.4 g/day), or in Dose Group 2 if their screening serum potassium was 5.5 to less than 6.5 mEq/L (starting dose 16.8 g/day). All subjects were titrated to an individual Veltassa dose based on their serum potassium levels in order to achieve a serum potassium in the 3.8 to less than 5.1 mEq/L range. Subjects with a Part A baseline serum potassium level greater than or equal to 5.5 mEq/L and who were defined as responders at the end of Part A were eligible for randomization into Part B.

Part A was designed to demonstrate the safety and efficacy of Veltassa in the treatment of hyperkalemia. Given that all subjects entering Part A of the trial were hyperkalemic at study entry, it was deemed unethical and unsafe to use a placebo control arm in this part of the trial. The primary endpoint for Part A was the change from baseline to week 4 in mean serum potassium levels. A target reduction in serum potassium level of at least 0.7 mEq/L (p < 0.05) for the Part A primary endpoint was agreed to with the FDA. Part A of the trial achieved both the primary and secondary efficacy endpoints. As shown in the graph below, the change in serum potassium from baseline to week 4 was a reduction of 1.01 mEq/L (95% confidence interval -1.07, -0.95), p < 0.001, which is statistically significant. Looking at the reduction in serum potassium by dose group, in Dose Group 1 the reduction in serum potassium was 0.65 mEq/L (95% confidence interval of -0.74, -0.55) and in Dose Group 2 was 1.23 mEq/L (95% confidence interval of -1.31, -1.16), both of which are statistically significant. For the secondary endpoint of Part A, the proportion of subjects with a serum potassium in the target range of 3.8 to < 5.1 mEq/L at week 4, 76% of subjects had their serum potassium in the normal range at week 4 (95% CI 70, 81), which is statistically significant. In addition, 95% of subjects had serum potassium in the target range at any point during the four weeks.

Pivotal Phase 3 Trial—Part A Results

Adverse events were reported by 44% of subjects in Part A. The most common adverse events during Part A were mild to moderate gastrointestinal symptoms (19% of subjects), with mild to moderate constipation reported the most frequently (10% of subjects). Diarrhea and nausea were reported infrequently (3%). There were no reports of severe gastrointestinal events. Mean serum magnesium levels remained in the normal range, but physician-reported hypomagnesemia occurred in 3% of subjects. The lowest serum magnesium level observed during Part A was 1.2 mg/dL in one subject, which is classified as Grade 2 by the Common Terminology Criteria for Adverse Events. Physician reported hypokalemia occurred in 1% of the subjects in Part A. Other adverse events which occurred in 2% or greater of subjects in Part A included anemia, left ventricular hypertrophy, chronic renal failure, dyslipidemia, flatulence, decreased glomerular filtration rate and hyperglycemia, each of which occurred in between 2% and 2.5% of subjects in Part A. There were four serious adverse events, or SAEs, reported in Part A of the trial. All were assessed as unrelated to Veltassa by the study investigator and by us. The four events each resulted in hospitalization and included: paroxysmal atrial fibrillation with tachyarrhythmia; a urinary tract infection with bacteremia and sub-therapeutic anticoagulant blood levels, and in the same subject, after study discontinuation, endocarditis; and worsening renal function.

Part B was designed to demonstrate that chronic administration with Veltassa reduces the recurrence of hyperkalemia. Subjects with a baseline serum potassium level greater than or equal to 5.5 mEq/L at Part A enrollment and whose serum potassium level was controlled at week 4 of Part A were entered into Part B in order to maximize the ability of the trial to capture the full treatment effect of Veltassa in treating hyperkalemia. The rationale for the use of a placebo control in this part of the trial was to provide a comparator for safety data evaluation and continued control of serum potassium level. Since subjects’ serum potassium levels were controlled upon randomization into Part B, use of a placebo control arm was ethical. The primary endpoint for the Part B trial was the difference between the Veltassa and placebo groups in the change in serum potassium levels (p < 0.05). This change in serum potassium level was assessed by measuring the difference in potassium values measured at the start of the Part B period and at week 4 of the Part B period or earlier if changes to Veltassa or RAAS inhibitor therapy was required to control rising serum potassium levels. If subjects developed recurrent hyperkalemia, defined as a serum potassium greater than or equal to 5.5 mEq/L during the first four weeks of Part B, then those randomized to Veltassa increased the Veltassa dose while those randomized to placebo decreased the RAAS inhibitor dose. If subjects developed recurrent hyperkalemia, defined as a serum potassium greater than or equal to 5.1 mEq/L during the second four weeks of Part B, then those randomized to Veltassa increased the Veltassa dose while those randomized to placebo decreased the RAAS inhibitor dose. Throughout the 8 weeks of Part B, if the Veltassa dose increase or the RAAS inhibitor dose decrease did not control the recurrent hyperkalemia, then the RAAS inhibitor therapy was withdrawn. As shown in the graph below, Part B of the trial met this primary endpoint, with the difference between the placebo and the Veltassa groups in the median change from Part B baseline in serum potassium equal to 0.72 mEq/L (95% CI 0.46, 0.97), p < 0.001.

Pivotal Phase 3 Trial—Part B Results

*	Or earlier time point if subject first had serum potassium < 3.8 mEq/L or ≥ 5.5 mEq/L

Differences between Veltassa and placebo groups for the Part B secondary endpoints, the proportion of subjects who developed recurrent hyperkalemia, were also significant. The two secondary endpoints evaluated in Part B were the proportion of subjects in each group who developed recurrent hyperkalemia (defined as having a serum potassium ≥ 5.1 mEq/L and ≥ 5.5 mEq/L) after having been controlled on Veltassa in Part A. More placebo subjects (91%) developed recurrent hyperkalemia with a serum potassium ≥ 5.1 mEq/L at any time during Part B than Veltassa subjects (43%). This difference between groups of 48% (95% CI 33, 63) was statistically significant, p < 0.001. Also more placebo subjects (60%) developed recurrent hyperkalemia with a serum potassium ≥ 5.5 mEq/L at any time during Part B than Veltassa subjects (15%). This difference between groups of 45% (95% CI 29, 61) was also statistically significant, p < 0.001.

During Part B, a similar proportion of placebo (46%) and Veltassa (47%) subjects reported at least one adverse event. More subjects in the Veltassa group (13%) reported gastrointestinal adverse events than in the placebo group (6%). Constipation, diarrhea and nausea were each reported in 4% of Veltassa subjects, with no placebo subjects reporting these symptoms. There were no severe gastrointestinal adverse events reported in the Veltassa group, with one severe gastrointestinal event reported in the placebo group (mesenteric artery thrombosis as discussed below). Mean serum magnesium levels remained in the normal range in each group throughout Part B of the trial, but physician-reported hypomagnesemia occurred in 2% of subjects in each group, with no severe cases of hypomagnesemia reported. There was no physician-reported hypokalemia in Part B. The frequency of other commonly reported adverse events in the Veltassa group were either similar to, or less than, the placebo group. Other adverse events which occurred in 2% or greater of subjects in Part B included headaches (8% placebo group; 4% Veltassa group), increased hepatic enzyme (4% placebo group; 2% Veltassa group), hyperkalemia (4% placebo group; 2% Veltassa group), influenza (4% placebo group; 2% Veltassa group), supraventricular extrasystoles (2% placebo group; 4% Veltassa group), upper abdominal pain (2% placebo group; 2% Veltassa group), insomnia (2% placebo group; 2% Veltassa group), pruritus (2% placebo group; 2% Veltassa group) and chronic renal failure (2% placebo group; 2% Veltassa group). 4% of patients in the placebo group experienced hypertension or hypercholesterolemia compared to none in the Veltassa group. There was one SAE reported in Part B of the trial, which was assessed as unrelated to Veltassa by the study investigator and by us. This was a placebo subject who developed fatal mesenteric artery and gallbladder artery thrombosis.

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

As described above, after achieving normalized serum potassium levels with Veltassa treatment in Part A, subjects entered the Part B withdrawal phase and were randomized to either continue treatment with Veltassa or to receive placebo. If recurrent hyperkalemia developed during Part B, in order to manage the rising serum potassium levels RAAS inhibitor therapy dose reduction was required in the placebo group and Veltassa up titration was required in the Veltassa group. In either group, if these interventions did not normalize serum potassium, discontinuation of RAAS inhibitor medication was required.

As shown in the graph below, as a result of recurrent hyperkalemia, significantly more placebo patients required dose modification of their RAAS inhibitor therapies (62%) than Veltassa patients (6%), p < 0.001; with more Veltassa patients (94%) still on RAAS inhibitor medication at the end of the trial than placebo patients (48%), p < 0.001.

Phase 3 Part B – Exploratory Endpoints

For the majority of the placebo subjects, RAAS inhibitor dose reduction was insufficient to control recurrent hyperkalemia resulting in discontinuation of RAAS inhibitor medication in 50% of the placebo subjects. In the Veltassa group, 11% of subjects required a dose increase of Veltassa with just 6% requiring discontinuation of RAAS inhibitor medication. No hyperkalemia intervention was required in the majority of Veltassa subjects (83%) compared to 38% of the placebo subjects.

License and Collaboration Agreements

License Agreement with VFMCRP

In August 2015, we entered into a License Agreement with VFMCRP to commercialize Veltassa outside the United States and Japan. Pursuant to the License Agreement, we granted to VFMCRP, with a limited right to grant sublicenses: (i) an exclusive, royalty-bearing license to our technology, including our patents, patent applications and “know how,” to develop and commercialize the licensed products, including Veltassa, for the treatment of hyperkalemia throughout the world, except in the United States and Japan, or the Licensed Territory; (ii) a non-exclusive, royalty-free license to our technology to conduct VFMRCP’s responsibilities outside the Licensed Territory for the treatment of hyperkalemia pursuant to a development plan, and conduct certain manufacturing activities outside the Licensed Territory to support development and commercialization of Veltassa in the Licensed Territory; and (iii) a co-exclusive license to the trademarks for Veltassa in the Licensed Territory, which shall be royalty free during the term of the License Agreement and royalty-bearing thereafter, and a non-exclusive license to our other trademarks, each to the extent necessary to fulfill VFMCRP’s obligations under the License Agreement.

Under the License Agreement, we received a non-refundable, non-creditable, upfront cash payment of $40.0 million from VFMCRP. We will also receive up to $125.0 million in milestone payments upon achievement of certain regulatory, commercial and sales-based milestones, and tiered, double-digit royalties up to 22% of annual net sales of the licensed products in the Licensed Territory.

Furthermore, development activities are governed by a development plan, which includes additional clinical studies, and our manufacture and supply of the licensed products will be governed by a Manufacturing and Supply Agreement and Quality Agreement. In connection with the License Agreement, we and VFMCRP plan to submit a MAA with the EMA for Veltassa in the first half of 2016.

The License Agreement commenced in August 2015 and continues until the expiration of VFMRCP’s payment obligations to us provided that VFMRCP’s obligation to pay royalties shall expire on a product-by-product and country-by-country basis upon the later of: (i) the expiration of the last-to-expire of our patent and patent application rights covering a licensed product in a specific country; (ii) the expiration of regulatory and data exclusivity applicable to a licensed product in a specific country or (iii) ten years after first commercial sale of a licensed product in a specific country.

The License Agreement may be terminated by VFMCRP without cause upon 180-days prior written notice to us, by us immediately upon written notice if VFMCRP challenges the validity or enforceability of any of our patents or patent applications and by either party in the event of the other party’s uncured material breach, bankruptcy, insolvency, dissolution or liquidation. Upon termination of the License Agreement, except for termination in the event of our uncured material breach, bankruptcy, insolvency, dissolution or liquidation, all licenses granted to VFMCRP by us shall terminate, all rights in and to the licensed products in the Licensed Territory revert to us and we will be entitled to certain transfer assistance from VFMCRP.

Detailing Agreement with Sanofi

In August 2015, we also entered into a Detailing Agreement with Sanofi to engage in face-to-face presentations, or details, in connection with Veltassa. Pursuant to the Detailing Agreement, Sanofi’s nephrology sales force is complementing our own sales force by detailing Veltassa with certain healthcare professionals and practice groups in the United States.

We are responsible for developing all product materials and the parties were jointly responsible for training Sanofi’s sales force with respect to the product. We continue to be responsible for all regulatory, development, commercial, manufacturing and distribution activities for Veltassa, including product pricing and recording sales.

In exchange for Sanofi’s detailing efforts, we have agreed to pay a quarterly service fee generally based on the number of details performed during the quarter. We may also make incentive payments as a percentage of net sales of Veltassa if such sales are above certain agreed upon net sales amounts.

The Detailing Agreement commenced in August 2015 and expires on December 31, 2017, unless extended or earlier terminated. The initial term may be extended for twelve-month periods by mutual agreement of the parties.

The Detailing Agreement may be terminated at any time by mutual agreement of the parties, by us if Sanofi fails to meet its minimum detailing commitment for a certain period of time and by Sanofi in certain limited circumstances. The Detailing Agreement may also be terminated by either party: (i) for convenience beginning on the first anniversary of the first commercial sale of Veltassa, upon ninety days prior notice to the other party; or (ii) in the event of the other party’s uncured material breach, bankruptcy or insolvency.

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address CKD, HF and metabolic diseases. We face significant competition from many pharmaceutical and biotechnology companies that are also researching and selling products designed to address these markets. Many of our competitors have materially greater financial, manufacturing, commercial, research and drug development resources than we do. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals and commercializing drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

We also compete against companies that have developed drugs specifically for the treatment of hyperkalemia like SPS. We also expect to compete against companies that are developing, or may develop, new drugs specifically for the treatment of hyperkalemia. AstraZeneca PLC, or AstraZeneca, recently completed its purchase of ZS Pharma, Inc., or ZS Pharma, and is developing a zirconium silicate particle to treat hyperkalemia referred to as sodium zirconium cyclosilicate, or ZS-9. The New Drug Application, or NDA, for ZS-9 was submitted to the FDA in May 2015, and the Prescription Drug User Fee Act goal date for a decision by the FDA is May 26, 2016. The MAA for ZS-9 was submitted to the EMA in December 2015. In addition, Ardelyx, Inc., or Ardelyx, has announced that it is developing two treatments for hyperkalemia: a potassium-binding polymer based on polystyrene sulfonate and a potential drug to enhance potassium secretion. If AstraZeneca, Ardelyx, or any other company developing a treatment option for hyperkalemia, is successful, we will face additional competition for Veltassa.

Geographic Information

We did not recognize revenue for the years ended December 31, 2014 and 2013. For the year ended December 31, 2015, we recognized approximately $18.6 million in revenue, all of which is revenue attributed to a non-U.S. customer that we recognized in 2015 from the upfront payment of $40.0 million from VFMCRP, pursuant to our License Agreement with VFMCRP.  We did not recognize revenue from customers attributed to the United States for the year ended December 31, 2015.

All of our long-lived assets are located in the United States.

Manufacturing and Distribution

Manufacture of Veltassa

We contract with third parties for the manufacture of Veltassa. We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on third-party manufacturers to produce bulk drug substance and drug product. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our drug substance and drug product.

We currently rely on two experienced polymeric drug manufacturers to produce our drug substance: Lanxess Corporation, or Lanxess, through its affiliate Saltigo GmbH, and DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG. We entered into a multi-year Manufacturing and Supply Agreement with Lanxess in January 2014 and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals in May 2014. We submitted only Lanxess as a drug substance manufacturer with our NDA for Veltassa, and currently Lanxess is our only approved commercial manufacturer. We currently plan to submit a sNDA in the first half of 2016 for DPx Fine Chemicals to be approved as drug substance manufacturer. We currently rely on a single manufacturer, Patheon, Inc., or Patheon, to produce our finished drug product. We entered into a multi-year Supply Agreement with Patheon in September 2014. We are developing a plan for an additional finished drug product manufacturer.  Lanxess and Patheon are currently manufacturing our commercial supply of Veltassa.

Veltassa, the drug product, is a blend of the polymeric active pharmaceutical ingredient, or API, and a small amount of xanthan gum, an excipient, which acts as a suspending agent. The API is manufactured using a two-step process. The initial step is a suspension polymerization, a well-established technique that is widely used for the manufacturing of polymers. The second step activates the polymer for binding and creates a calcium sorbitol counterion complex. The API is blended with the xanthan gum to form a free flowing powder blend which is filled into packets, a well-established configuration for the dosing of polymer drugs for oral suspension. One starting material for our drug substance is methyl-2-fluoro-acrylate monomer, or MFA, which is available from multiple suppliers. For commercial scale production, we are securing large quantities of MFA measured in metric tons.

Polymeric-based drugs like Veltassa generally require large quantities of drug substance, as compared to small molecule drugs. Accordingly, we will require larger scale and/or multiple manufacturers of drug substance and drug product in order to manufacture sufficient quantities of Veltassa to meet our anticipated market demand. Lanxess and DPx Fine Chemicals, our current manufacturers of drug substance, do not currently have the capacity to manufacture Veltassa in the quantities that we believe will be sufficient to meet the anticipated market demand. Our business plan assumes that we are able to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first several years of commercialization of Veltassa, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs.

In addition, our third-party manufacturers, their facilities and all lots of drug substance and drug products used in our clinical trials are required to be in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Distribution of Veltassa

We are distributing Veltassa in the outpatient setting through our hub/specialty pharmacy model, and in the inpatient setting to hospitals through traditional specialty distributors. In the outpatient distribution process, a physician writes a prescription for Veltassa using a starter form and then sends it to our “hub,” which is our patient support center known as Veltassa Konnect. Veltassa Konnect provides important patient support services, including conducting the benefits investigation, and then sends the prescription to one of our two specialty pharmacies, ACS Specialty Pharmacy (a CVS Pharmacy) or Walgreens Specialty Pharmacy. The specialty pharmacy confirms the benefits determination, and then fills the prescription and sends Veltassa to the patient’s home.

In the hospital, a pharmacy places an order with one of our specialty distributors, ASD Healthcare (AmerisourceBergen), Cardinal Heath Specialty Distribution or McKesson Plasma and Biologics LLC. The specialty distributor then ships Veltassa to the hospital. Veltassa is then stored at the hospital and administered as needed.

Due to the limited room temperature storage period of Veltassa, it requires cold storage and distribution. Veltassa should be stored in the refrigerator at 2°C to 8°C. If Veltassa is stored at room temperature of 25°C (± 2°C), then it must be used within three months of being taken out of the refrigerator. Accordingly, we are distributing Veltassa using controlled temperature logistics and we have established validated processes for temperature monitoring from manufacturing through storage and distribution compliant with existing regulations. Similar cold-chain logistics are common in the industry, and we are using those established distribution channels. In November 2015, we submitted a sNDA to the FDA to extend the room temperature storage period from three months to six months, but we cannot predict when the FDA will act upon this sNDA or the results of this sNDA.

Third-Party Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payers, such as state and federal governments, including Medicare and Medicaid, and commercial managed care providers. Decisions regarding the extent of coverage and amount of reimbursement to be provided for Veltassa will be made on a plan-by-plan basis. We anticipate that a significant proportion of patients eligible for Veltassa will be covered by Medicare. Within the Medicare program, as a self-administered drug, we expect that Veltassa will be reimbursed under the expanded prescription drug benefit, known as Medicare Part D.

In order to secure reimbursement coverage for Veltassa, we are working with national and regional payers to gain formulary access for Veltassa. Payers typically take up to six months to make a formulary decision for a new product like Veltassa. In February 2016, Veltassa was added to the CMS Formulary Reference File, which confirms CMS will reimburse Medicare Part D plans for Veltassa. In addition, we signed agreements with Express Scripts and CVS Caremark, the two largest pharmacy benefits managers in the United States.

Polymer Drug Discovery Technology and License Agreement with Ilypsa

Veltassa was developed utilizing our proprietary polymer drug discovery technology, which targets indications susceptible to treatment by non-absorbed binders in the GI tract. The discovery and development platform, which is the basis of our polymer discovery technology, was originally created and validated at Symyx Technologies, Inc., or Symyx. Symyx licensed certain assets related to the discovery and development platform into Ilypsa, Inc., a biopharmaceutical company, that was purchased by Amgen Inc., or Amgen, in 2007. Subsequent to its acquisition by Amgen, we and Ilypsa entered into an IP License and Assignment Agreement and an Exchange Agreement for certain of its polymeric therapeutic assets in consideration of an equity interest in us and certain of Ilypsa’s polymer drug discovery technology. This technology has been used to discover several product candidates, including Kiklin®, a drug commercialized by Astellas.

In November 2009, we entered into an amended and restated IP License and Assignment Agreement, which we refer to as the IP License Agreement. Pursuant to the IP License Agreement we hold an exclusive sublicense under patent rights originally licensed to Ilypsa for the development and commercialization of pharmaceutical products developed using its polymer-based technology, such as Veltassa. We maintain the right to prosecute, defend, maintain and enforce the assigned patent rights under this agreement. We do not have any royalty obligation under the IP License Agreement with respect to Veltassa, and in March 2013, we satisfied our sole milestone payment obligation with respect to Veltassa with a payment of $12.5 million in connection with the dosing of the first patient in our pivotal Phase 3 trial. While the IP License Agreement does require that we make certain royalty payments on sales of covered products, other than in respect of sales of Veltassa, we are not currently developing any covered products under the IP License Agreement. In addition, upon a change of control, we are required to pay Ilypsa (Amgen) an increasing amount of the purchase price, less certain expenses, of such transaction, ranging from approximately 6.7% to 10% of such amount, up to a maximum of $30.0 million.

Pursuant to the IP License Agreement, we also maintain customary reporting obligations and Ilypsa (Amgen) maintains certain audit rights relating to our commercialization of royalty bearing products. Both we and Ilypsa (Amgen) are subject to customary indemnification and confidentiality provisions. The IP License Agreement terminates automatically on a country-by-country basis on the later of the last to expire of the licensed patent rights (in the applicable country) and ten years from the first commercial sale of any royalty bearing product. Either party can also terminate the agreement on a program-by-program basis, other than in respect of Veltassa, in the event of an uncured material breach lasting for 60 days, or in the event of the other’s insolvency or bankruptcy.

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

The patent portfolio for Veltassa is directed to compositions of matter and methods of treatment. This patent portfolio includes issued U.S. patents, pending U.S. patent applications, and corresponding foreign national and regional counterpart patents and patent applications. The patents and patent applications relating to Veltassa are all owned by Relypsa. The issued composition of matter patents (U.S. Patent Nos. 8,147,873, 8,282,913, and 8,337,824), if the appropriate maintenance fees are paid, are expected to expire between 2026 and 2030. The issued methods of treatment patents (U.S. Patent Nos. 7,556,799, 8,216,560, 8,287,847, 8,475,780, 8,778,324 and 8,889,115), if the appropriate maintenance fees are paid, are expected to expire between 2024 and 2027. These nine patents have been listed in the Orange Book. If additional patent term for one of the Veltassa U.S. patents is awarded as a result of the patent term extension provision of the Hatch-Waxman Amendments of 1984, or the Hatch-Waxman Act, the term of the patent would not extend beyond 2030. We expect that the patent applications in this portfolio, if issued, and if appropriate maintenance, and other governmental fees are paid, would expire between 2024 and 2030, excluding any additional term from patent term adjustment or patent term extension.

The term of composition of matter patents and patent applications, if applicable, relating to Veltassa in other jurisdictions (Australia, Brazil, Canada, China, Germany, Europe, Hong Kong, India, Japan, Mexico, South Korea, and United Kingdom) and methods of treatment patents and patent applications, if applicable, relating to Veltassa (Australia, Brazil, Canada, China, Germany, Europe, India, Japan, Mexico, South Korea, and United Kingdom), if the appropriate maintenance, renewal, annuity, and other government fees are paid, are expected to expire between 2024 and 2029. These patents and patent applications (if applicable), depending on the national laws, may benefit from extension of patent term in individual countries if regulatory approval of Veltassa is obtained in those countries. In the European Union member countries, for example, a supplementary protection certificate, if obtained, provides a maximum five years of market exclusivity. Likewise, in Japan, the term of a patent may be extended by a maximum of five years in certain circumstances.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drugs may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention.

Research and Development

We are conducting research and development activities, the substantial majority of which is in support of Veltassa. In the years ended December 31, 2015, 2014 and 2013, we incurred $93.3 million, $50.2 million and $59.0 million, respectively, of research and development expense. See Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

The process required by the FDA before a drug may be marketed in the United States generally involves:

•

completion of extensive nonclinical laboratory tests, nonclinical animal studies and formulation studies some performed in accordance with the FDA’s current Good Laboratory Practice, or cGLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials in the United States may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;
•	submission to the FDA of a New Drug Application, or NDA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations;
•	satisfactory completion of an FDA inspection of clinical trial sites to assess compliance with GCP requirements
•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
•	FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.

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

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

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

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

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

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, or the Anti-Kickback Statute, the False Claims Act, as amended, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payers, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, as discussed below, beginning in 2013, a similar federal requirement requires manufacturers to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

Patient Protection and Affordable Health Care Act

In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. CMS has proposed to expand Medicaid rebate liability to the territories of the United States as well. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition cost data, which could negatively impact our sales.

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

•

Effective in 2013, PPACA required pharmaceutical manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to report this information beginning in 2014.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

PPACA created the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

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

Foreign Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products.

For instance, in the European Economic Area, or EEA, (comprised of the 28 EU Member States plus Iceland, Liechtenstein and Norway) medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

Centralized procedure—Under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of a Marketing Authorization Application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

We and VFMCRP plan to submit an MAA with the EMA for Veltassa in the first half of 2016.

National authorization procedures—There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the European Union until 10 years have elapsed from the initial authorization of the reference product in the European Union. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Good manufacturing practices—Like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. Once we or our partners commercialize products, we will be required to comply with cGMP, and product‑specific regulations enforced by, the European Commission, the EMA and the competent authorities of EU Member States following product approval. Also, like the FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our or our partners’ equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations or the withdrawal of our product from the market.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2015, we had 406 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe that we maintain good relations with our employees.

About Us

We were incorporated in Delaware in August 2007 under the name Relypsa, Inc. We completed the initial public offering of our common stock in November 2013. Our common stock is currently listed on The NASDAQ Global Select Market under the symbol “RLYP.” Our principal executive offices are located at 100 Cardinal Way, Redwood City, California 94063. Our telephone number is (650) 421-9500. Our website address is www.relypsa.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

Available Information

We view our operations and measure our business as one reportable segment operating primarily in the United States.  Additional information required by this item is incorporated by reference to Part I Item 6, “Selected Financial Data.”

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

Risks Related to Our Dependence on Veltassa® (patiromer) for oral suspension and Our Business, Limited Operating History, Financial Condition and Capital Requirements

We are substantially dependent on the success of our first and only drug, Veltassa® (patiromer) for oral suspension, or Veltassa.

We are dependent on the successful commercialization of our first and only drug, Veltassa, which was approved by the U.S. Food and Drug Administration, or FDA, on October 21, 2015 for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. Veltassa became available for prescription on December 21, 2015. The commercial success of Veltassa will depend on a number of factors, including the following:

•	our ability to effectively execute our plans for commercialization of Veltassa;
•	the extent of market acceptance of Veltassa;
•	the commercial impact of the prescribing information for Veltassa, including the boxed warning and limitation of use;
•	the commercial impact of the dosing separation of Veltassa from other oral medications;
•	the commercial impact of the results of our human drug-drug interaction, or DDI, studies for Veltassa;
•	our ability to incentivize and retain commercial and medical affairs personnel, including sales representatives;
•	the effectiveness of our own, and our vendors’ or collaborators’, marketing, sales and distribution strategy and operations;
•

the commercial impact of our outpatient distribution model through our patient support center, Veltassa Konnect, and specialty pharmacies, and our hospital distribution model through specialty distributors;

•	our ability to obtain and sustain an adequate level of reimbursement coverage for Veltassa by government and commercial payers;
•	the price of Veltassa and the ability of patients to afford out-of-pocket costs associated with the product;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	access to a sufficient number of target physicians to prescribe Veltassa;
•	the prevalence and severity of adverse side effects of Veltassa;
•	a continued acceptable safety profile of Veltassa and our ability to report and monitor the safety profile of the product;
•	the timely receipt of necessary marketing approvals from foreign regulatory authorities;
•	our ability to manage costs to enable us to achieve profitability;
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
•

the acceptance for filing, and timely review, of a Marketing Authorization Application with the European Medicines Agency, which we and Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, plan to submit in the first half of 2016;

•	our ability to enforce our intellectual property rights in and to Veltassa; and
•	our ability to avoid third-party patent interference or patent infringement claims.

Many of these factors are beyond our control. Accordingly, we cannot be certain that we will ever be able to generate meaningful revenue through the sale of Veltassa. If we are not successful in commercializing Veltassa, or are significantly delayed in doing so, our business will be materially harmed.

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

As part of our development of Veltassa, we initially completed 18 rat studies and six in vitro tests (conducted in test tubes). The rat studies showed modest binding with two of 18 drugs, valsartan and rosiglitazone, and the initial in vitro tests showed no binding between Veltassa and the six drugs tested, which included valsartan. In preparation for our Phase 3 clinical studies and in parallel to our initial studies, we conducted additional in vitro DDI tests to evaluate 28 drugs for interactions with Veltassa, with such drugs being considered representative of many drug classes. The proposed list of 28 drugs was discussed with the FDA at various times during the clinical development process. In these additional in vitro tests, we tested the most extreme binding conditions, with the highest clinical dose of Veltassa tested against the lowest clinical dose of the drug being tested. In these additional in vitro tests, half of the drugs tested showed no binding and the other half showed moderate to strong binding. We did not observe any clinically meaningful DDIs in our clinical studies, although our clinical studies were not designed to examine the clinical impact of DDIs directly.

In September 2015, we initiated Phase 1 in vivo (conducted in humans) DDI studies to evaluate whether Veltassa binds to certain drugs in humans that showed moderate to strong binding in our in vitro tests. Such human DDI studies were conducted with the following drugs: amlodipine, clopidogrel, cinacalcet, ciprofloxacin, furosemide, levothyroxine, lithium, metformin, metroprolol, trimethoprim, verapamil and warfarin. In January 2016, we announced the results from these studies. When Veltassa was administered at the same time as the drugs being tested, there was no clinically meaningful reduction in absorption for nine of the 12 drugs. Three drugs showed reduced absorption when they were co-administered with Veltassa, however, when dosing of Veltassa and these drugs was separated by 3 hours, no reduction in absorption was observed.

In February 2016, we discussed the results of our Phase 1 DDI studies with the FDA. Based on the discussion, we plan to submit a sNDA by mid-2016 to the FDA requesting a change to the prescribing information for Veltassa. We cannot predict whether any such sNDA will result in a change to the prescribing information for Veltassa. We also cannot predict the commercial impact our Phase 1 DDI studies or a change in the prescribing information, if any, will have on Veltassa.

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

We have recently built our commercial capabilities. If we are unable to optimize these capabilities on our own, and through our collaborators, we will not be able to successfully commercialize Veltassa, or any future product candidates, or generate product revenue.

We have recently built our commercial capabilities, and we have only limited experience commercializing a pharmaceutical product. Our ability to optimize our commercial, medical affairs, marketing, sales, market access, managerial and other non-technical capabilities will depend on a number of factors, including our ability to:

•	incentivize and retain our commercial and medical affairs personnel, including our sales force;
•

ensure our sales representatives, who have limited experience with our company or Veltassa, deliver clear and compelling messages regarding Veltassa, and are credible and persuasive in educating physicians on the appropriate situations to consider prescribing it;

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

Optimizing our commercial capabilities, including our sales capabilities, may be more expensive and time consuming than we anticipate, requiring us to divert resources from other intended purposes. Any failure or delay in optimizing these capabilities may adversely impact the successful commercialization of Veltassa or any future product candidate. In addition, our initial sales force may be materially less than the actual number of sales representatives required to successfully commercialize Veltassa. As such, we may be required to hire substantially more sales representatives than expected to adequately support the commercialization of Veltassa.

We also rely on the commercial capabilities of our collaborators, Sanofi Aventis U.S. LLC, or Sanofi, and VFMCRP. In August 2015, we entered into a Detailing Agreement with Sanofi pursuant to which Sanofi’s nephrology sales force is complementing our commercialization efforts in the United States, and we entered into a License Agreement with VFMCRP pursuant to which VFMCRP will develop and commercialize Veltassa outside the United States and Japan.

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

If we are unable to optimize our commercial capabilities, on our own and through our collaborators, we may be unable to successfully commercialize Veltassa or any future product candidate, and our revenue will suffer and we will incur significant additional losses.

If we fail to obtain and sustain an adequate level of payer formulary access and/or reimbursement for Veltassa, or any future products, sales would be adversely affected.

There will be no commercially viable market for Veltassa without formulary access and reimbursement from third-party government and commercial payers. Formulary access is being placed on a payer’s list of covered drugs for reimbursement.  In addition, even if there is a commercially viable market, if the level of access and/or reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval for Veltassa or any future products into our target markets. Even if we do obtain formulary approval, third-party payers, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. We may engage in contracting with some or all payers and certain contracts require us to provide discounts or rebates to achieve our contracting goals, including appropriate formulary placement, and such discounts or rebates may adversely impact our ability to achieve profitability.

In addition, a current trend in the U.S. health care industry is toward cost containment. Large government and commercial payers and pharmacy benefits managers are exerting increasing influence on decisions regarding the use of and access to particular treatments. Such third-party payers are questioning the coverage of, and challenging the prices charged for medical products, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products. Cost-control initiatives could decrease the price we might establish for Veltassa or any future product, which could result in product revenues being lower than anticipated.

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

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Veltassa has been approved for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, there are potential new treatment options for hyperkalemia. In December 2015, AstraZeneca PLC completed its purchase of ZS Pharma, Inc., or ZS Pharma, and is developing a zirconium silicate particle to treat hyperkalemia referred to as sodium zirconium cyclosilicate, or ZS-9. The New Drug Application, or NDA, for ZS-9 was submitted to the FDA in May 2015, and the Prescription Drug User Fee Act goal date for a decision by the FDA is May 26, 2016. The MAA for ZS-9 was submitted to the EMA in December 2015. Ardelyx, Inc. has announced that it is developing two treatments for hyperkalemia: a potassium-binding polymer based on polystyrene sulfonate and a potential drug to enhance potassium secretion. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Veltassa is a worthwhile alternative to existing or new therapies for hyperkalemia.

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

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one approved drug and limited commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing and commercializing Veltassa, which is our only approved drug. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which to evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have generated only limited revenue from product sales. We continue to incur significant operating expenses related to our ongoing operations. Our net loss for the years ended December 31, 2015, 2014 and 2013 was approximately $178.7 million, $79.9 million and $73.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $484.4 million. We may continue to incur substantial operating losses even if we generate meaningful revenues from the sales of Veltassa. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of Veltassa. As of December 31, 2015, we had working capital of approximately $187.1 million and capital resources consisting of cash, cash equivalents and short-term investments of approximately $240.7 million. Subsequently, we commenced an at-the market offering pursuant to which we have received additional net proceeds of $44.2 million in January and February 2016. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and commercialization of Veltassa and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply and sales and marketing. In addition, other unanticipated costs may arise. As of December 31, 2015, we believe that our existing cash, cash equivalents and short-term investments plus at-the-market offering proceeds of $44.2 million and anticipated 2016 revenues will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Under our License Agreement with VFMCRP, we are relying on VFMCRP to develop and commercialize Veltassa outside of the United States and Japan, and we and VFMCRP plan to submit our MAA to the EMA in the first half of 2016. To gain approval to market Veltassa in Europe and other foreign jurisdictions, we and our collaborators must provide the foreign regulatory authorities with clinical data that adequately demonstrates the safety and efficacy of Veltassa for the intended indication applied for in the respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or following, clinical trials even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country.

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

Based on these factors, foreign regulatory authorities may request additional information from us and VFMCRP, including data from additional clinical and/or non-clinical trials, which could be time consuming and expensive and, ultimately, may not grant marketing approval for Veltassa. In addition, we may be required to conduct additional clinical trials under our License Agreement with VFMCRP in order to obtain approval to market in foreign jurisdictions, and such clinical trials may not generate the data needed for approval, may be expensive to conduct, may cause delay, and may divert resources from our efforts to market Veltassa in the United States and otherwise operate our business.

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

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, for the manufacture and supply of drug substance. However, we do not currently have additional suppliers of drug substance under contract, and we submitted only Lanxess as a drug substance supplier for Veltassa. Lanxess is our only approved commercial manufacturer. We currently plan to submit a supplemental NDA, or sNDA, in the first half of 2016 for DPx Fine Chemicals to be approved as a supplier of drug substance. In addition, we currently operate under a multi-year Supply Agreement with Patheon Inc., or Patheon, for the manufacture and supply of finished drug product. However, we do not have an alternative supplier of finished drug product under contract, and only Patheon has been validated as a finished drug product supplier for Veltassa. Lanxess and Patheon are currently manufacturing our commercial supply of Veltassa.

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

If we fail to maintain an effective distribution process utilizing cold-chain logistics for Veltassa, our business may be adversely affected.

We have contracted with a third-party logistics company to warehouse Veltassa and distribute it to pharmacies and specialty distributors who will supply Veltassa to the market. We require that Veltassa be maintained at a controlled refrigerated temperature throughout the distribution chain. This distribution chain requires significant coordination among our manufacturing, supply-chain and finance teams, as well as commercial departments, including market access, sales, and marketing. In addition, failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively manage the distribution process, sales of Veltassa may be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of cold-chain logistics and a distribution network for Veltassa involves certain risks, including, but not limited to, risks that distributors or pharmacies may:

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

Veltassa has a limited room temperature shelf life, and if we do not effectively maintain our cold-chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.

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

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to successfully commercialize Veltassa and unable to obtain regulatory approval for, or successfully commercialize, any future product candidates.

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

Our inability to maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Veltassa or any future products we develop. We currently carry product liability insurance covering use in our clinical trials in the amount of $10.0 million for each occurrence and $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

We will need to manage the size of our organization, and we may experience difficulties in managing our recent growth.

As of December 31, 2015, we had 406 full-time employees, which includes 291 employees who joined in 2015. We will need to manage the significant and rapid growth of our organization, including a geographically dispersed national customer-facing team, and the integration and retention of new personnel. If we are unable to manage our significant growth and retain our new personnel, then our business may be materially harmed.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we have made, and may make in the future, to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

In addition, we implemented an enterprise resource planning, or ERP, system for our company. The ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, the ERP system requires us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using the ERP system could adversely affect our controls and harm our business, including our ability to accurately report financial results on a timely basis, forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

In addition, we may also seek additional collaboration arrangements with other pharmaceutical or biotechnology companies for the development or commercialization of Veltassa and for potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, both in the United States and internationally. We will face, to the extent that we decide to enter into additional collaboration arrangements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement any additional collaboration arrangements should we choose to do so, and the terms we may establish may not be favorable to us.

If we engage in acquisitions, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.

Although we currently have no intent to do so, we may attempt to acquire businesses, technologies, services, products or product candidates that we believe are a strategic fit with our business. If we do undertake any acquisitions, the process of integrating an acquired business, technology, service, products or product candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we may acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

If we obtain approval to commercialize Veltassa outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our commercialization of, and revenues from, Veltassa. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. Additionally, if we are unable to generate meaningful revenues from the sale of Veltassa our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

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

If we fail to comply, or are found to have failed to comply, with FDA and other regulations related to the promotion of Veltassa for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products before approval or for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. We were not permitted to promote Veltassa before we received marketing approval from the FDA. And even though we have received marketing approval, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. We have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of Veltassa for unapproved uses. We also cannot be sure that our employees complied with company policies and applicable regulations regarding the promotion of products before approval or will comply with such policies and regulations regarding unapproved uses. Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products before approval or for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

We are relying on VFMCRP to develop and commercialize Veltassa outside of the United States and Japan, and we and VFMCRP plan to submit our MAA in the first half of 2016. In order to obtain a MAA or other regulatory approvals outside of the United States, we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to manage our collaboration with VFMCRP to promote and commercialize Veltassa outside of the United States and Japan. If we do not obtain regulatory approvals for Veltassa in foreign jurisdictions, our ability to expand our business outside the United States will be severely limited.

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

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay, hinder, or prevent the development and commercialization of Veltassa or any future product candidates.

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

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify our current or future collaborators against such claims. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

We have not yet registered trademarks for Veltassa in many jurisdictions outside the United States and failure to secure such registrations could adversely affect our business.

We have an approved trademark application for Veltassa in the United States, and trademark applications in numerous foreign countries, many of which have been approved and many of which are under examination. Although we will have a registered trademark for Veltassa in the United States, our trademark applications for Veltassa outside the United States may be rejected during trademark registration proceedings. We are given an opportunity to respond to those rejections, but we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. And regardless of any application or registration, third parties may object to our use of Veltassa if they were to have legitimate prior conflicting rights. Moreover, any name we propose to use with any product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	the successful commercialization of Veltassa;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to Veltassa;
•	future financing transactions;
•	any changes to our relationship with any manufacturers or suppliers;
•	the results of our testing and clinical trials;
•	the results of our efforts to acquire or license or discover additional product candidates;
•	any intellectual property infringement or interference actions in which we may become involved;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	short selling of our common stock or transacting in derivative securities;
•	sales or purchases of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

We may from time to time issue additional shares of our common stock or securities convertible into our common stock, including in future financings or similar arrangements. For example, we filed a shelf registration statement in November 2015 pursuant to which we recently issued shares of our common stock in an at-the-market offering, and we may issue additional shares in the at-the market offering or other registered offerings under the shelf registration statement. If we issue additional shares of our common stock, our stockholders may experience immediate dilution and, as a result, our stock price may decline.

If we do not achieve our publicly disclosed milestones or goals within the expected timing, our stockholders may lose confidence in our ability to achieve future success and, as a result, our stock price may decline.

From time to time, we may publicly disclose information related to certain anticipated company milestones or goals and estimated timing for achieving them, including clinical, regulatory, commercial and collaboration milestones or goals. However, we may fail to achieve these milestones or goals, or fail to do so within the expected timing or as projected by the analysts who follow us, and our stockholders and potential stockholders may lose confidence in our ability to achieve future success. As a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 44% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market, or short sales of our common stock, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, including after the lapse any legal restrictions on resale, the trading price of our common stock could decline. We have outstanding a total of approximately 42.0 million shares of common stock.

In addition, as of December 31, 2015, approximately 8.3 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The trading price of our common stock could also decline as result of short sales. Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. When an investor sells stock that such investor does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, intends to buy stock to cover such seller’s sale at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between the price at which he or she originally sold it less his or her later purchase price. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock.

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

As of December 31, 2015, we had net operating loss carryforwards of approximately $387.6 million and $252.4 million for both U.S. federal and California income tax purposes, respectively, which begin to expire in 2027 for U.S. federal income tax purposes and 2017 for California income tax purposes. If a corporation undergoes an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, the corporation may be subject to annual limits on its ability to utilize its net operating loss carryforwards. An ownership change is, as a general matter, triggered by sales or acquisitions of the corporation’s stock in excess of 50 percentage points on a cumulative basis during a three-year period by persons owning 5% or more of the corporation’s total equity value. We have performed an initial analysis under Section 382 of the Code and believe that we have in the past experienced ownership changes that will result in a limitation on our ability to utilize our net operating loss carryforwards. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2014 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. Our net operating loss carryforwards may also be subject to further limitations in the future as a result of additional ownership changes.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices are currently located in Redwood City, California, and consist of approximately 93,904 square feet of leased office and laboratory space under a lease that expires on January 31, 2025. We believe that our existing facilities are adequate for our current needs; however, we may require additional space and facilities as our business expands.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
2014
First Quarter	$52.74	$22.11
Second Quarter	$30.18	$18.65
Third Quarter	$28.30	$20.06
Fourth Quarter	$35.00	$17.60

2015
First Quarter	$42.26	$30.29
Second Quarter	$37.95	$28.55
Third Quarter	$35.97	$17.35
Fourth Quarter	$30.26	$10.26

Holders

As of February 15, 2016, there were approximately 13 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on November 15, 2013 (the first day of trading of our common stock), through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return

Among Relypsa, Inc., the NASDAQ Composite

Index, and the NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities

From January 1, 2015 through December 31, 2015, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in a Quarterly report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data.

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

We derived the selected statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenues:
Collaboration and license revenue (1)	$18,550	$—	$—	$—	$—
Operating expenses:
Research and development	93,298	50,227	58,971	36,052	20,363
Selling, general and administrative	103,138	27,914	11,940	7,285	5,164
Total operating expenses	196,436	78,141	70,911	43,337	25,527
Loss from operations	(177,886)	(78,141)	(70,911)	(43,337)	(25,527)
Interest and other income (expense), net	915	149	(1,481)	(382)	123
Interest expense	(1,745)	(1,896)	(1,453)	(6)	(419)
Net loss	(178,716)	(79,888)	(73,845)	(43,725)	(25,823)
Deemed dividend to preferred stockholders	—	—	(7,336)	(18,716)	—
Net loss attributable to common stockholders	$(178,716)	$(79,888)	$(81,181)	$(62,441)	$(25,823)
Net loss per share attributable to common stockholders, basic and diluted	$(4.39)	$(2.43)	$(22.42)	$(205.45)	$(104.33)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,697,896	32,837,508	3,620,235	303,927	247,507

(1)

Consists of the upfront payment in 2015 of $40.0 million from Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, pursuant to our collaboration agreement with VFMCRP, which is being recognized over the estimated performance period.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$240,716	$135,757	$94,759	$54,355	$28,543
Working capital	187,102	122,291	78,828	27,922	25,660
Total assets	278,328	151,839	106,031	64,132	30,484
Debt	15,893	15,912	13,670	—	—
Convertible preferred stock warrant liability	—	—	—	19,529	348
Convertible preferred stock	—	—	—	177,418	112,847
Accumulated deficit	(484,444)	(305,728)	(225,840)	(147,384)	(98,586)
Total stockholders’ equity (deficit)	184,873	118,461	74,850	(147,361)	(86,275)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015 the U.S. Food and Drug Administration, or FDA, approved our first drug, Veltassa® (patiromer) for oral suspension (Veltassa), for the treatment of hyperkalemia. Hyperkalemia is a life-threatening condition defined as abnormally elevated levels of potassium in the blood.

Veltassa is a non-absorbed, high capacity potassium binding polymer with a well-established mode of action. In our clinical trials, Veltassa met its efficacy endpoints, reducing serum potassium, or potassium in the blood, to target levels and sustaining potassium in the desired range and was well tolerated for up to 52 weeks.

We commenced the commercial launch of Veltassa in the United States on December 21, 2015, the date the medicine was first available for prescription in the United States. Our entire sales force, as well as the nephrology sales force of Sanofi Aventis US LLC, or Sanofi, pursuant to our two-year Detailing Agreement with Sanofi, have been fully trained and are currently calling on customers.

Veltassa is being distributed directly to patients via two nationally-recognized specialty mail order pharmacies and to hospitals through a network of authorized specialty distributors. Our distribution partners provide broad reach to fill prescriptions and deliver Veltassa to patients across the country. We are working with national and regional payers in order to secure formulary access for Veltassa. Formulary access is being placed on a payer’s list of covered drugs for reimbursement. In February 2016, Veltassa was added to the Centers for Medicare and Medicaid Services, or CMS Formulary Reference File, which confirms CMS will reimburse Medicare Part D plans for Veltassa.

Since commencing operations in October 2007, we have devoted substantially all our efforts to identifying and developing products utilizing our proprietary polymer drug discovery technology, including Veltassa, and we have devoted substantially all of our financial resources to the development and commercialization of Veltassa. We have not generated any substantial revenue from product sales and, as a result, we have incurred significant losses. Through December 31, 2015, we have primarily funded our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, a payment to us under our collaboration agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, and various credit facilities.

Polymeric-based drugs like Veltassa generally require large quantities of drug substance as compared to small molecule drugs. Our goal is to develop a supply chain with multiple suppliers and significantly decrease our cost of goods within the first few years of commercialization of Veltassa, enabling us to achieve gross margins similar to those achieved by other companies that produce non-absorbed polymeric drugs. We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. We expect to continue to make significant investments relating to our commercial manufacturing process and inventory of Veltassa, as well as for commercialization and marketing related activities associated with Veltassa.

We have entered into a License Agreement with VFMCRP, pursuant to which VFMCRP will develop and commercialize Veltassa outside the United States and Japan. We and VFMCRP plan to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Veltassa in the first half of 2016.

Financial Overview

Collaboration and License Revenue

To date, we have only generated significant revenue pursuant to our collaboration and license agreement with VFMCRP, which we recorded as collaboration and license revenue. During September 2015, we received the upfront payment of $40.0 million, which is being recognized over the estimated performance period.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of this collaboration and license agreement and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our collaboration and license revenue will continue to fluctuate in future periods.

Research and Development Expenses

Our research and development expenses consist primarily of:

•	salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions;
•

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations, or CROs in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical supplies, including fees paid to contract manufacturers, or CMOs;
•	costs related to compliance with drug development regulatory requirements, including FDA and other regulatory agency fees and stock-based compensation for consultants;
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

We expense both internal and external research and development expenses to operations as they are incurred. We expect to continue to make substantial investments in clinical studies of Veltassa. We recently initiated a new Phase 4 clinical study of Veltassa to evaluate whether Veltassa needs to be administered with food, and we may initiate additional Phase 4 clinical studies in 2016. These additional studies may include a study to evaluate Veltassa’s safety and efficacy in other patient populations such as patients with resistant hypertension and/or in hemodialysis patients. In addition, we have a post-marketing commitment to conduct pediatric studies with Veltassa, and we expect to begin our first pediatric study in late 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense for personnel in our executive, finance, commercial, medical affairs, business and corporate development and other administrative functions. Selling, general and administrative expenses also include commercial and marketing activities, medical affairs activities, allocated facilities and information technology related costs and professional fees for auditing, tax and legal services. Our selling, general and administrative expenses have increased and we expect them to continue to increase as we enter our first full year of commercializing Veltassa.

Interest and Other Income (Expense), Net

Interest and other income (expense) consists primarily of interest received or earned on our cash, cash equivalents and short-term investments balances. In addition, we have foreign currency exchange gains and losses with our CMOs, which may vary depending on exchange rate agreements and the timing of expenditures.  During 2013, other income (expense) primarily includes gains and losses from the re-measurement of our liabilities related to our convertible preferred stock warrants. Upon the closing of the IPO in November 2013, we performed a final re-measurement of the preferred stock warrants issued and recorded the impact of the re-measurement to interest and other income (expense), net. All of the remaining preferred stock warrants that were not exercised in conjunction with the IPO were converted to warrants to purchase common stock as a result of the IPO. These warrants are no longer being re-measured after the closing of the IPO.

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

Revenue Recognition

In accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB, revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed and determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue

Our product revenues consist of U.S. sales of Veltassa and are recognized once we meet all four revenue recognition criteria described above. Veltassa was approved by the FDA on October 21, 2015 and we commenced shipments of Veltassa to specialty pharmacies and specialty distributors in late December 2015. We presently do not have the ability to estimate the extent of rebates or chargebacks or product that may ultimately be returned due to our lack of history with Veltassa product revenues at this time. Accordingly, the price is not considered to be deemed fixed and determinable at the time of the shipment to the specialty pharmacy or specialty distributor. Therefore, we recognize revenue once the specialty pharmacy has filled the patient’s prescription for Veltassa or specialty distributor sells Veltassa. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription or specialty distributor sells product to a hospital or other eligible entity. As of December 31, 2015, we had a deferred revenue balance of $0.5 million related to Veltassa product sales.

Collaboration and License Revenue

In August 2015, we entered into a collaboration and license agreement (License Agreement) with Vifor Fresenius Medical Care Renal Pharma (VFMCRP), pursuant to which we granted to VFMCRP an exclusive, royalty-bearing license to our patents to develop and commercialize Veltassa outside the United States and Japan (Licensed Territory).  The License Agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities. In exchange for us entering into the License Agreement, VFMCRP agreed to pay us an upfront cash payment of $40.0 million.  The upfront payment of $40.0 million was allocated to the 1) License and work on the submission of MAA deliverable, 2) the R&D deliverable and 3) the committee participation deliverable using the relative estimated selling price method. We estimated the best estimate of selling price (BESP) of the license based on a probability-adjusted present value of the expected cash flows. The BESP for the other deliverables was estimated by using internal estimates of the cost to perform the specific services plus a normal profit margin for providing the services. The determination of the BESP of the license involved significant judgment regarding the patient populations in the Licensed Territory, the percent of patients that would be treated and receive payment coverage, the duration of treatment of patients, the time and probability to achieve regulatory and pricing approval, and an appropriate discount rate.  A hypothetical 10% decrease in the BESP of the license would have resulted in a $0.1 million decrease in the revenue recognized of $18.6 million in the year ended December 31, 2015.  We are recognizing revenue as we are delivering the services to the customer. We expect that more than 80% of the upfront cash payment of $40.0 million will be recognized as revenue by the end of 2016.  Our recognition of the revenue will be updated in future periods based on our estimated timelines for the completion of the R&D deliverable and the completion of the work on the submission of the MAA filing.

Inventory

Inventories are stated at the lower of cost or market. We determine the cost of our inventories, which include amounts related to third-party contract manufacturing, shipping costs, amortization of plant modifications at our CMOs, packaging services and manufacturing overhead. Inventory is carried at standard cost, which approximates weighted average cost. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Veltassa on October 21, 2015 and began capitalizing inventory starting in October 2015. Costs incurred prior to approval have been recorded as research and development expense in our consolidated statement of operations. As a result, inventory balances and cost of sales for the next several quarters will reflect a lower average per unit cost of materials.

Accounts Receivable

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts will be monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, will be written off against the allowance for doubtful accounts. Allowances for doubtful accounts will be estimated based upon past due amounts, historical losses and existing economic factors, and will be adjusted periodically. The accounts receivable are reported in the consolidated balance sheets, net of allowances for doubtful accounts. As of December 31, 2015, we had a trade accounts receivable balance of $0.5 million related to Veltassa product sales and there were no allowance for doubtful accounts at December 31, 2015.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and expense clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with CROs and clinical sites. We determine the actual expense accrual through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services less any payments made. During the course of a clinical trial, we may adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Through December 31, 2015, there have been no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Contract Manufacturing Accruals

Contract manufacturing costs related to pre-commercial activities are a component of research and development expense. We accrue and expense contract manufacturing related to pre-commercial activities performed by third parties based upon actual work or the estimated amount of work completed in accordance with agreements established with contract manufacturing organizations. We determine the actual costs or estimates of the costs through discussions with internal personnel and external service providers as to the pre-commercial manufacturing activities that were performed or completed and the agreed-upon fee to be paid for such services. Additionally, there may be accruals related to commercial activities that are recorded as a component of inventory.

Stock-Based Compensation

We account for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized in expense over the requisite service period using the straight-line method, if performance or service conditions are expected to be achieved. Forfeiture estimates are adjusted to the extent that actual forfeitures differ from the prior estimates. The fair value of restricted stock unit awards used in our expense recognition method is based on the number of restricted stock units granted and the closing price of our common stock on the date of the grant. Such value is recognized as an expense over the requisite service period using the straight-line method, net of estimated forfeitures. We adopted an employee stock purchase plan (ESPP) on November 2013 and in August 2014, the ESPP was initiated, pursuant to which eligible employees can purchase shares of the Company’s common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date.

We record the expense attributable to nonemployee services paid with share-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for nonemployees is subject to periodic adjustments as the options vest, and the expense is recognized over the period during which services are received.

Total stock-based compensation expense recorded in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$8,493	$5,702	$2,435
Selling, general and administrative	10,795	3,993	1,474
	$19,288	$9,695	$3,909

As of December 31, 2015, we had $72.6 million of unrecognized compensation expense related to stock-based compensation arrangements, which is expected to be recognized over an estimated weighted-average period of 3.0 years. For awards subject to ratable vesting, we recognize compensation cost on a straight-line basis over the service period for the entire award. In future periods, our stock-based compensation expense is expected to increase as a result of recognizing our existing unrecognized stock-based compensation for awards that will vest and as we grant additional stock-based awards to attract and retain our employees.

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

The assumptions used to estimate the fair value of stock options granted to employees using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted-average exercise price of options granted	$27.92	$25.63	$7.91
Expected volatility	82-92%	87-109%	95-110%
Expected term (in years)	5-6	6	6
Risk-free rate	1.3-1.9%	1.6-2.0%	1.1-1.8%
Expected dividends	0%	0%	0%

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

Net Operating Loss Carryforwards

As of December 31, 2015, we had net operating loss carryforwards of approximately $387.6 million and $252.4 million that may be available, subject to the limitations described below, to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively.

Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. We have performed an initial analysis under Section 382. As a result of this analysis, we have removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2014 from our deferred tax asset schedule and have recorded a corresponding decrease to our valuation allowance. When this analysis is updated, the deferred tax asset-schedule and associated valuation allowance will be updated. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

As of December 31, 2015, we had research and development credit carryforwards of approximately $7.1 million and $6.8 million available to reduce future tax expense, if any, for federal and California state income tax purposes, respectively. The federal credits expire beginning in 2027, and the California credits carry forward indefinitely.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenue:
Collaboration and license revenue	$18,550	$—	$18,550	*	%
Operating expenses:
Research and development	93,298	50,227	43,071	86
Selling, general and administrative	103,138	27,914	75,224	269
Total operating expenses	196,436	78,141	118,295	151
Loss from operations	(177,886)	(78,141)	(99,745)	128
Interest and other income (expense), net	915	149	766	514
Interest expense	(1,745)	(1,896)	151	(8)
Net loss	$(178,716)	$(79,888)	$(98,828)	124%

*	Percentage not meaningful

Collaboration and License Revenue. During the year ended December 31, 2015, collaboration and license revenue increased $18.6 million as compared to the corresponding period in 2014. We recognized a portion of the $40.0 million upfront payment that we received pursuant to the terms of the collaboration and license agreement that we entered into with VFMCRP in August 2015.

Research and Development. During the year ended December 31, 2015, research and development expenses increased $43.1 million, or 86% as compared to 2014. The increase was primarily the result of an increase of $31.1 million in contract manufacturing expenses related to pre-commercial manufacturing activities such as manufacturing process validation activities and the manufacturing of commercial supply prior to receiving approval from the FDA. Additionally, there was an increase of $12.5 million in personnel costs including stock-based compensation expense resulting from an increase in headcount. As a result of the approval of Veltassa by the FDA in October 2015, we began capitalizing our commercial manufacturing expenses as inventory in October 2015. As such, our research and development expenses will exclude commercial supply manufacturing expenses going forward, except to the extent that we use Veltassa in clinical trial activities.

Selling, General and Administrative. During the year ended December 31, 2015, selling, general and administrative expenses increased $75.2 million, or 269% as compared to 2014. The increase was primarily due to an increase of $38.0 million in personnel costs resulting from an increase in headcount and stock-based compensation to support expanding commercial related operations. Furthermore, we incurred increases of $23.4 million in commercial related activities as we prepared for and launched Veltassa, $10.1 million in medical affairs activities and $2.0 million in professional and consulting fees.

Interest and Other Income (Expense), Net. During the year ended December 31, 2015, interest and other expense, net increased by $0.8 million, or 514%, as compared to 2014. This increase is primarily due to interest income on our increased cash and investment balances. In addition, we recorded foreign exchange gains as a result of favorable fluctuations in foreign exchange rates with our CMOs.

Comparison of the Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$50,227	$58,971	$(8,744)	15%
Selling, general and administrative	27,914	11,940	15,974	134
Total operating expenses	78,141	70,911	7,230	10
Loss from operations	(78,141)	(70,911)	(7,230)	10
Interest and other income (expense), net	149	(1,481)	1,630	110
Interest expense	(1,896)	(1,453)	(443)	30
Net loss	$(79,888)	$(73,845)	$(6,043)	8%

Research and Development. During the year ended December 31, 2014, research and development expenses decreased $8.7 million, or 15% as compared to 2013. The decrease was primarily the result of a $12.5 million milestone payment we made to Ilypsa (Amgen) in March 2013 pursuant to our amended and restated IP license and assignment agreement, resulting from the initiation of dosing in our pivotal Phase 3 trial for Veltassa. In addition, our clinical trial costs decreased by $10.1 million primarily due to the completion in 2013 of our Phase 3 and Phase 2 clinical trials. This decrease in clinical trial costs were partially offset by the costs associated with our Phase 1 clinical trial that was conducted during 2014 and data management to support the NDA filing. These decreases were partially offset by increases in personnel costs and stock-based compensation of $4.5 million, $3.4 million in outside services to assist with preparing and filing the NDA, $2.3 million in ongoing manufacturing activities, and an NDA fee of $2.3 million that was paid in October 2014.

Selling, General and Administrative. During the year ended December 31, 2014, selling, general and administrative expenses increased $16.0 million, or 134% as compared to 2013. The increase was primarily due to an increase of $7.4 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support our expanding operations. Furthermore, we incurred increases in service provider expenses of $3.4 million for commercial and marketing activities, $1.7 million in insurance expenses and fees as a result of becoming a public company and $1.2 million in professional and consulting fees.

Interest and Other Income (Expense), Net. During the year ended December 31, 2014, interest and other expense, net increased by $1.6 million, or 110% as compared to 2013. The net change is primarily due to a charge we incurred in 2013 related to the increased value of outstanding warrants to purchase our Series C-1 preferred stock. The consummation of the IPO in November 2013 resulted in the conversion of all classes of our preferred stock into common stock. Upon such conversion of the underlying classes of preferred stock, the warrants were reclassified as a component of equity and were no longer subject to re-measurement.

Interest Expense. During the year ended December 31, 2014, interest expense increased $0.4 million as compared to 2013. The increase is due to interest expense associated with our $15.0 million loan under our term loan amended and restated in May 2014 and our equipment line of credit.

Liquidity and Capital Resources

Since inception through December 31, 2015, our operations have been financed primarily through net proceeds of $594.6 million pursuant to our public common stock offerings, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our capital loans, equipment lines of credit and we received $40.0 million from VFMCRP pursuant to the terms of our collaboration and license agreement. As of December 31, 2015, we had $240.7 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In December 2014, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $70.0 million of our common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. As of December 31, 2014, we sold 514,710 shares pursuant to our at-the-market program at a weighted-average sale price of $32.17 per share for aggregate offering proceeds of $16.6 million, and we received aggregate net proceeds of $16.1 million.

During January and February 2015, we sold 1,549,910 shares pursuant to our at-the-market offering at a weighted-average sale price of $34.48 per share for aggregate offering proceeds of $53.4 million, and we received aggregate net proceeds of $51.8 million. During the first quarter of 2015, we exhausted our initial at-the-market offering in full.

In March 2015, we sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.7 million. We received net proceeds from the offering of $161.9 million, after deducting the underwriting discounts and offering-related transaction expenses.

In November 2015, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $300.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2015, no shares had been sold pursuant to its current at-the-market offering program.

During January and February 2016, we sold 2,509,372 shares pursuant to our current at-the-market offering at a weighted-average sale price of $18.18 for an aggregate offering price of $45.6 million, and we received aggregate net proceeds of $44.2 million.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. However, with the commercial launch of Veltassa in December 2015, we expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of Veltassa, as well as for commercialization and marketing related activities associated with Veltassa. We have never been profitable and, as of December 31, 2015, we had an accumulated deficit of $484.4 million. We incurred net losses of approximately $178.7 million, $79.9 million, and $73.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. We will continue to incur net operating losses, even if we generate meaningful revenues from the sales of Veltassa. We will need substantial additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary Statement of Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by
Operating activities	$(110,005)	$(70,862)	$(62,640)
Investing activities	(81,794)	(108,835)	35,335
Financing activities	225,258	115,202	106,843
Net increase (decrease) in cash and cash equivalents	$33,459	$(64,495)	$79,538

Cash Flows from Operating Activities. Net cash used in operating activities was $110.0 million for the year ended December 31, 2015 and consisted primarily of our net loss of $178.7 million, less noncash charges such as stock-based compensation expense, depreciation and amortization, and investment premium amortization of $19.3 million, $2.8 million, and $1.3 million, respectively. The significant uses of cash due to the change in operating assets and liabilities include increases in inventory, other assets and restricted cash and prepaid expenses and other current assets of $8.9 million, $3.0 million and $2.7 million, respectively. These uses of cash were partially offset by an increase of $37.3 million and $21.9 million in accrued and other liabilities and deferred revenues, respectively.

Net cash used in operating activities was $70.9 million for the year ended December 31, 2014 and consisted primarily of our net loss of $79.9 million, less noncash charges such as stock-based compensation expense, depreciation and amortization, and accretion of final debt payment of $9.7 million, $4.8 million, and $0.5 million, respectively. The significant uses of cash based on the change in operating assets and liabilities include increases in other assets and prepaids and other assets of $5.7 million and $1.1 million, respectively, and decreases in deferred rent and accounts payable of $2.9 million and $1.6 million, respectively. These uses of cash were partially offset by an increase of $4.6 million in accrued and other liabilities.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2015 was $81.8 million and was primarily due to the purchase of investments of $379.1 million and purchases of fixed assets of $8.9 million. These uses of cash were partially offset by maturities of short-term investments of $301.3 million and sales of short-term investments of $5.0 million.

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

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2015 was $225.3 million and consisted primarily of net proceeds from our March 2015 follow-on offering of $161.9 million, aggregate net proceeds from our at-the-market offering of $51.8 million, $7.4 million of proceeds from disgorgement of short-swing profits returned to us, and proceeds from common stock option exercises of $4.0 million.

Net cash provided by financing activities for the year ended December 31, 2014 was $115.2 million and consisted primarily of net proceeds from our April 2014 follow-on offering of $94.6 million, aggregate net proceeds from our at-the-market offering of $16.1 million, $14.5 million in proceeds from our capital loan, and proceeds from common stock option exercises of $2.9 million. These proceeds were partially offset by payments under our capital loan of $12.5 million and payments under our equipment line of credit of $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2013 was $106.8 million. For the year ended December 31, 2013, net cash provided by financing activities consisted primarily of net proceeds from our IPO of $78.0 million, $15.0 million in proceeds from the sale of our Series C-2 convertible preferred stock, $12.4 million from our capital loan, and $1.2 million from our equipment line of credit. These proceeds were partially offset by payments under our equipment line of credit.

Operating and Capital Expenditure Requirements

We have not achieved profitability on a quarterly or annual basis since our inception and we may continue to incur substantial operating losses even if we begin to generate meaningful revenues from the sales of Veltassa. We expect our cash expenditures to increase in the near term as we continue to expand U.S. commercial activities related to Veltassa, including headcount growth, manufacturing of commercial supply, and increase our selling, general and administrative infrastructure.

As of December 31, 2015, we had $240.7 million in cash, cash equivalents and short-term investments, which is available to fund future operations. As of December 31, 2015, we believe that our existing cash, cash equivalents and short-term investments plus January and February 2016 at-the-market offering proceeds of $44.2 million and anticipated 2016 revenues will be sufficient to fund our operations for at least the next 12 months. If we are unable to achieve the level of revenues from product sales during 2016 that is contemplated in our operating plan and if we are unable to raise additional funds through public or private equity, debt financings or other sources, we have contingency plans to implement cost cutting actions to reduce our working capital requirements beginning as early as the third quarter of 2016.  As part of such plans, we will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next twelve months, including, but not limited to, reducing commercial, marketing, medical affairs, clinical trials, research, manufacturing, and personnel-related costs, and reducing capital equipment investments and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives during 2016.  In addition, our operating plan may change as a result of many other factors currently unknown to us and beyond our control, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. Also, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Veltassa;
•	the time and cost of post-marketing studies for Veltassa;
•	the time and cost necessary to obtain regulatory approvals for Veltassa outside the United States;
•	the costs of obtaining commercial supplies of Veltassa;
•	the manufacturing, selling and marketing costs associated with Veltassa, including the cost and timing of expanding our sales and marketing capabilities;
•	the amount of sales and other revenues from Veltassa, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	clinical trials or other development activities for Veltassa or any future product candidate, such as building and optimizing our commercial capabilities;
•	clinical trials or other development activities for Veltassa or any future product candidate; or
•	our research and development activities.

For additional risks associated with our substantial capital requirements, see Part I – Item 1A - “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$19,535	$1,416	$18,119	$—	$—
Operating lease obligations(3)	38,962	3,761	12,122	8,670	14,409
Purchase obligations(4)	242,727	43,495	199,232	—	—
Total contractual obligations	$301,224	$48,672	$229,473	$8,670	$14,409

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

(2)

The long-term debt obligation is comprised of an Amended and Restated Loan and Security Agreement that was executed during December 2015 and an equipment line of credit that was obtained during May 2013.

(3)	These amounts are comprised of the rent payments on our leases.
(4)

The purchase obligations are comprised of our non-cancelable purchase commitments under our Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with LANXESS Corporation, under our Manufacturing and Supply Agreement (DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, and under our Supply Agreement with Patheon (Patheon Supply Agreement). These amounts are based on estimates of our future timing, quantity discounts and manufacturing efficiencies.

Purchase Commitments

Our material non-cancelable purchase commitments with contract manufacturers or service providers are with Lanxess, DPx Fine Chemicals, and Patheon. Lanxess and DPx Fine Chemicals serve as commercial manufacturers and suppliers of the active pharmaceutical ingredient for Veltassa and provide manufacturing services in relation to Veltassa. Patheon serves as a commercial manufacturer and supplier of the bulk and finished drug product. Other than the foregoing purchase commitments, we have generally contracted with all contract manufacturers and service providers on a cancelable purchase order basis.

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) to amend and restate in its entirety the Loan and Security Agreement (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. On December 17, 2015, the Company entered into the Fifth Amendment to the Amended Loan Agreement. Under the Fifth Amendment, payments on the new $15.0 million will be interest only through January 2017 followed by 30 months of equal monthly payments of interest and principal. We will be required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

In accordance with the terms of the Amended Loan Agreement, in May 2014 in connection with the first tranche, we issued warrants to purchase an aggregate of 12,661 shares of our common stock with an exercise price per share of $23.69. The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our equipment line of credit. As of December 31, 2015, a principal amount of $15.0 million was outstanding under the Amended Loan Agreement, and we were in compliance with all required covenants.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to our term loan. We utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of December 31, 2015, principal of $0.2 million was outstanding under the line of credit, and we were in compliance with all required covenants.

Operating Lease

On June 26, 2014, we entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that will serve as our new principal executive offices. The Lease commenced on February 1, 2015 and terminates after 10 years. We have an option to extend the Lease for an additional five years upon written notice to Landlord. On July 10, 2015, the Company amended the Lease to expand the existing premises. The term of the expanded premises shall have the same termination date as the existing lease.

We utilized a one-time allowance of approximately $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. We are entitled to an additional allowance of $2.2 million for certain moving and tenant improvement related costs, of which we utilized $0.8 million as of December 31, 2015. Amounts used of the additional allowance will increase future minimum operating lease payments.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after January 1, 2016. Implementation of this update is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, as amended by ASU 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for the Company for interim and annual reporting periods beginning after January 1, 2018; with early adoption permitted on January 1, 2017. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent.  The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods though early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $240.7 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of all of our available-for-sale investments held as of December 31, 2015, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, the Company completed a company-wide implementation of a new enterprise resource planning system, encompassing the areas of procurement, inventory management, revenue recognition, accounting and financial reporting. The implementation involved changes in systems, processes and internal controls, and accordingly, these changes have required changes in our system of internal controls over financial reporting. We have reviewed each of the Company’s business processes and the controls affected by the implementation of the new systems and made appropriate changes to the control environment. We believe that the controls as modified are appropriate and functioning effectively. Additionally, we added controls related to the commercialization of Veltassa, including controls related to inventory costing and inventory management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Relypsa, Inc.

We have audited Relypsa, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Relypsa, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Relypsa, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Relypsa, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Relypsa, Inc. and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 25, 2016

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the applicable information set forth in “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Corporate Governance,” “Non-Employee Director Compensation” and “Executive Compensation” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Compensation Information” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Public Accounting Firm” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

Relypsa, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Relypsa, Inc.

We have audited the accompanying consolidated balance sheets of Relypsa, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion..

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Relypsa, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Relypsa, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 25, 2016

Relypsa, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$63,723	$30,264
Short-term investments	176,993	105,493
Restricted cash	—	268
Trade receivables	530	—
Other receivables	779	425
Inventory	8,851	—
Prepaid expenses and other current assets	5,405	2,756
Total current assets	256,281	139,206
Restricted cash	1,436	686
Property and equipment, net	9,627	3,467
Other assets	10,984	8,480
Total assets	$278,328	$151,839
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,037	$3,156
Accrued payroll and related expenses	11,835	4,393
Accrued liabilities	37,737	7,778
Deferred rent, current portion	27	1,156
Line of credit, current portion	301	432
Deferred revenue, current portion	16,242	—
Total current liabilities	69,179	16,915
Long-term liabilities:
Deferred rent	3,039	983
Line of credit	—	267
Capital loan	15,592	15,213
Deferred revenue	5,645	—
Total liabilities	93,455	33,378
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock: $0.001 par value; 300,000 shares authorized at December 31, 2015 and 2014; 41,974 and 35,045 shares issued and outstanding at December 31, 2015 and 2014, respectively	42	35
Additional paid-in capital	669,331	424,175
Accumulated other comprehensive loss	(56)	(21)
Accumulated deficit	(484,444)	(305,728)
Total stockholders’ equity	184,873	118,461
Total liabilities and stockholders’ equity	$278,328	$151,839

Relypsa, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Collaboration and license revenue	$18,550	$—	$—
Operating expenses:
Research and development	93,298	50,227	58,971
Selling, general and administrative	103,138	27,914	11,940
Total operating expenses	196,436	78,141	70,911
Loss from operations	(177,886)	(78,141)	(70,911)
Interest and other income (expense), net	915	149	(1,481)
Interest expense	(1,745)	(1,896)	(1,453)
Net loss	(178,716)	(79,888)	(73,845)
Deemed dividend to preferred stockholders	—	—	(7,336)
Net loss attributable to common stockholders	$(178,716)	$(79,888)	$(81,181)
Net loss per share attributable to common stockholders, basic and diluted	$(4.39)	$(2.43)	$(22.42)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	40,697,896	32,837,508	3,620,235

See accompanying notes.

Relypsa, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(178,716)	$(79,888)	$(73,845)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(35)	(21)	(23)
Total comprehensive loss	$(178,751)	$(79,909)	$(73,868)

See accompanying notes.

Relypsa, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

						Accumulated		Total
					Additional	Other		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2012	16,059	177,418	310	—	—	23	(147,384)	(147,361)
Issuance of Series C-2 convertible preferred stock for cash, net of issuance costs of $17	1,633	14,983	—	—	—	—	—	—
Series C-2 warrants deemed dividend	—	—	—	—	(2,725)	—	(4,611)	(7,336)
Exercise of warrants	—	—	2,573	3	394	—	—	397
Conversion of preferred stock to common stock	(17,692)	(192,401)	18,925	19	192,382	—	—	192,401
Reclassification of warrant liability	—	—	—	—	28,647	—	—	28,647
Exercise of stock options	—	—	24	—	97	—	—	97
Stock-based compensation	—	—	—	—	3,909	—	—	3,909
Issuance of 7,878 shares of common stock, net of issuance cost of $8,691	—	—	7,878	8	77,956	—	—	77,964
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—		(73,845)	(73,845)
Balance at December 31, 2013	—	—	29,710	30	300,660	—	(225,840)	74,850
Net exercise of warrants	—	—	12	—	—	—	—	—
Issuance of warrants	—	—	—	—	234	—	—	234
Exercise of stock options	—	—	677	—	2,923	—	—	2,923
Stock-based compensation	—	—	—	—	9,695	—	—	9,695
Issuance of 4,131 shares of common stock, net of issuance cost of $6,600	—	—	4,131	4	94,603	—	—	94,607
Issuance of common stock under the shelf registration statement	—	—	515	1	16,060	—	—	16,061
Unrealized loss on investments	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(79,888)	(79,888)
Balance at December 31, 2014	—	—	35,045	35	424,175	(21)	(305,728)	118,461
Issuance of 4,485 shares of common stock, net of issuance cost of $10,800	—	—	4,485	4	161,867	—	—	161,871
Issuance of common stock under the shelf registration statement	—	—	1,550	2	51,838	—	—	51,840
Exercise of stock options	—	—	781	1	3,951	—	—	3,952
Vesting of restricted stock units	—	—	41	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	42	—	862	—	—	862
Net exercise of warrants	—	—	30	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,288	—	—	19,288
Recovery of related party short-swing profits	—	—	—	—	7,350	—	—	7,350
Unrealized loss on investments	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(178,716)	(178,716)
Balance at December 31, 2015	—	$—	41,974	$42	$669,331	$(56)	$(484,444)	$184,873

See accompanying notes.

Relypsa, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(178,716)	$(79,888)	$(73,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,772	4,766	1,088
Stock-based compensation	19,288	9,695	3,909
Amortization of debt discount	145	174	136
Amortization of debt issuance costs	38	24	32
Accretion of final debt payment	566	498	350
Accrued interest on capital loan	—	71	—
Investment premium amortization	1,314	726	—
Loss on disposal of fixed assets	13	—	—
Revaluation of convertible preferred stock warrant liability	—	—	1,564
Changes in assets and liabilities:
Receivables	(884)	(184)	2,742
Inventory	(8,851)	—	—
Prepaid expenses and other current assets	(2,660)	(1,123)	(669)
Other assets and restricted cash	(2,986)	(5,698)	(3,431)
Accounts payable	(119)	(1,580)	1,264
Accrued and other liabilities	37,261	4,552	3,465
Deferred rent	927	(2,895)	755
Deferred revenue	21,887	—	—
Net cash used in operating activities	(110,005)	(70,862)	(62,640)
Investing activities
Purchase of investments	(379,148)	(163,205)	(10,087)
Proceeds from maturities of short-term investments	301,281	56,965	49,198
Proceeds from sales of short-term investments	5,018
Purchase of property and equipment	(8,945)	(2,595)	(3,776)
Net cash (used in) provided by investing activities	(81,794)	(108,835)	35,335
Financing activities
Net proceeds from issuance of convertible preferred stock	—	—	14,983
Net proceeds from public offerings	213,711	110,668	77,964
Proceeds from common stock option exercises	3,952	2,923	97
Proceeds from purchases under the Employee Stock Purchase Plan	862	—	—
Proceeds from warrant exercises	—	—	397
Net proceeds from capital loan	—	3,549	12,404
Repayment of capital loan	—	(1,530)	—
Net proceeds from equipment line of credit	—	—	1,225
Loan fee payment	(185)	—	—
Repayment of equipment line of credit	(432)	(408)	(227)
Recovery of related party short-swing profits	7,350	—	—
Net cash provided by financing activities	225,258	115,202	106,843
Net increase (decrease) in cash and cash equivalents	33,459	(64,495)	79,538
Cash and cash equivalents at beginning of period	30,264	94,759	15,221
Cash and cash equivalents at end of period	$63,723	$30,264	$94,759
Supplemental disclosures of cash flow information
Cash paid for interest	$1,135	$996	$854
Cash paid for taxes	1	1	2
Noncash investing and financing activities
Contingent put option liability	—	110	—
Issuance of warrants in connection with line of credit	—	—	25
Issuance of warrants in connection with capital loan	—	234	193
Issuance of warrants in connection with Series C financings	—	—	7,336
Reclassification of convertible preferred stock warrant liability due to the exercise of the warrants	—	—	28,072
Reclassification of convertible preferred stock warrant liability due to conversion to warrants to purchase common stock		—	575

Relypsa, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company dedicated to the development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s first drug, Veltassa® (patiromer) for oral suspension, for the treatment of hyperkalemia. Hyperkalemia is a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The Company launched Veltassa in December 2015 and it is available for prescription to patients in the United States through a limited number of specialty pharmacies and specialty distributors. The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Relypsa and its wholly-owned subsidiary, Relypsa UK LTD, and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue, inventories, clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity

The Company has never been profitable and, as of December 31, 2015, the Company has an accumulated deficit of $484.4 million. The Company has incurred net losses of approximately $178.7 million, $79.9 million and $73.8 million in the years ended December 31, 2015, 2014, and 2013, respectively. The Company may continue to incur substantial operating losses even after it begins to generate meaningful revenues from Veltassa. If the Company is unable to achieve the level of revenues from product sales during 2016 that is contemplated in its operating plan and the Company is unable to raise additional funds through public or private equity, debt financings or other sources, the Company has contingency plans to implement cost cutting actions to reduce its working capital requirements beginning as early as the third quarter of 2016. As part of such plans, the Company will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including, but not limited to, reducing commercial, marketing, medical affairs, clinical trials, research, manufacturing, and personnel-related costs, and reducing capital equipment investments and other discretionary expenditures that are within its control.  These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives during 2016, which could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so.

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents.

Investments

Investments consist of debt securities which are classified as available-for-sale. Short-term investments have remaining maturities less than one year as of the balance sheet date. Long-term investments have remaining maturities greater than one year as of the balance sheet date. Investments are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated comprehensive income (loss). Realized gains or losses on the sale of securities are reported in interest and other income (expense), net and computed using the specific identification method.

Inventory

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process and finished goods, which are goods that are available for sale. Inventory costs include amounts related to third-party contract manufacturing, shipping costs, amortization of up-front payments to contract manufacturers, or CMOs, packaging services and manufacturing overhead. Inventory is carried at standard cost, which approximates weighted average cost. The Company has contracted with third party manufacturers that produce the raw and intermediate materials used in the production of Veltassa as well as the finished product. In connection with production of inventory, the Company may be required to provide payments to third party manufacturers in advance of transfer of title or risk of loss. These amounts are included in inventory as raw materials on the accompanying consolidated balance sheets. Inventories are stated at the lower of cost or market. If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to its net realizable value in the period it is identified. The Company received FDA approval for Veltassa on October 21, 2015 and began capitalizing inventory starting in October 2015. Cost incurred prior to approval have been recorded as research and development expense in the consolidated statements of operations.

Accounts Receivable

The Company extends credit to customers for product sales resulting in accounts receivable. Customer accounts will be monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, will be written off against the allowance for doubtful accounts. Allowances for doubtful accounts will be estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported in the consolidated balance sheets, net of allowances for doubtful accounts. As of December 31, 2015, the Company had a trade accounts receivable balance of $0.5 million related to Veltassa product sales and there were no allowance for doubtful accounts at December 31, 2015.

Revenue Recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed and determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. The Company exercises judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. The Company assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue

The Company’s product revenues consist of U.S. sales of Veltassa and are recognized once the Company meets all four revenue recognition criteria described above. Veltassa was approved by the FDA on October 21, 2015 and the Company commenced shipments of Veltassa to specialty pharmacies and specialty distributors in late December 2015. The Company presently does not have the ability to estimate the extent of rebates or chargebacks or product that may ultimately be returned due to our lack of history with Veltassa product revenues at this time. Accordingly, the price is not considered to be deemed fixed and determinable at the time of the shipment to the specialty pharmacy or specialty distributor. Therefore, the Company recognizes revenue once the specialty pharmacy has filled the patient’s prescription for Veltassa or specialty distributor sells Veltassa. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription or specialty distributor sells product to a hospital or other eligible entity. As of December 31, 2015, the Company had a deferred revenue balance of $0.5 million related to Veltassa product sales.

Collaboration and License Revenue

In August 2015, the Company entered into a collaboration and license agreement (License Agreement) with Vifor Fresenius Medical Care Renal Pharma (VFMCRP), pursuant to which the Company granted to VFMCRP an exclusive, royalty-bearing license to the Company’s patents to develop and commercialize Veltassa outside the United States and Japan (Licensed Territory).  The License Agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities. In exchange for the Company entering into the License Agreement, VFMCRP agreed to pay the Company an upfront cash payment of $40.0 million.  The upfront payment of $40.0 million was allocated to the 1) License and work on the submission of MAA deliverable, 2) the R&D deliverable and 3) the committee participation deliverable using the relative estimated selling price method. The Company estimated the best estimate of selling price (BESP) of the license based on a probability-adjusted present value of the expected cash flows. The BESP for the other deliverables was estimated by using internal estimates of the cost to perform the specific services plus a normal profit margin for providing the services. The determination of the BESP of the license involved significant judgment regarding the patient populations in the Licensed Territory, the percent of patients that would be treated and receive payment coverage, the duration of treatment of patients, the time and probability to achieve regulatory and pricing approval, and an appropriate discount rate.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of investments. The Company invests in money market accounts, U.S. Treasury notes, municipal bonds, agency bonds, corporate notes, certificates of deposit and commercial paper. Other than for obligations of the U.S. government, the Company’s policy is that no more than 5% of its investments may be concentrated in a single issuer. Bank deposits are held by a single financial institution having a strong credit rating and these deposits may at times be in excess of insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and short-term investments and issuers of investments to the extent recorded on the balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Restricted Cash

Restricted cash related to the Company’s leases consist of irrevocable letters of credit that are collateralized by restricted deposits held at the Company’s bank over a term that is consistent with the corresponding lease. Restricted cash also consists of a letter of credit related to the Company’s corporate credit card program that is collateralized by a restricted deposit at the Company’s bank.

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

Impairment of Long-Lived Assets

The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability is measured by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not recorded any impairment losses during the periods presented.

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

Contract Manufacturing Accruals

Contract manufacturing costs related to pre-commercial activities are a component of research and development expense. The Company accrues and expenses contract manufacturing related to pre-commercial activities performed by third parties based upon actual work or the estimated amount of work completed in accordance with agreements established with contract manufacturing organizations. The Company determines the actual costs or estimates of the costs through discussions with internal personnel and external service providers as to the pre-commercial manufacturing activities that were performed or completed and the agreed-upon fee to be paid for such services. Additionally, there may be accruals related to commercial activities that are recorded as a component of inventory.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair value of the share-based awards that are ultimately expected to vest. The fair value of employee stock options granted is estimated on the date of grant using the Black-Scholes option pricing model, and is recognized in expense over the requisite service period using the straight-line method, if performance or service conditions are expected to be achieved. Forfeiture estimates are adjusted to the extent that actual forfeitures differ from the prior estimates. The fair value of restricted stock unit awards used in the Company’s expense recognition method is based on the number of restricted stock units granted and the closing price of the Company’s common stock on the date of the grant. Such value is recognized as an expense over the requisite service period using the straight-line method, net of estimated forfeitures. The Company adopted an employee stock purchase plan (ESPP) on November 2013 and in August 2014, the ESPP was initiated, pursuant to which eligible employees can purchase shares of the Company’s common stock at a price per share equal to the lesser of 85% of the fair market value on the first day of the offering period or 85% of the fair market value on the purchase date.

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

Deferred Rent

Rent expense is recognized on a straight-line basis over the noncancelable term of the Company’s operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. In accordance with the terms of the lease for the Company’s office and laboratory space as of December 31, 2015, the Company also recorded lessor-funded lease incentives, such as reimbursable leasehold improvements, as a deferred rent liability, which is amortized as a reduction of rent expense over the noncancelable term of its operating lease.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Warrants to purchase common stock	15	56	64
Options to purchase common stock	4,951	3,813	3,545
Restricted stock units	1,042	123	—
Common stock subject to repurchase	—	1	5
	6,008	3,993	3,614

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent.  The guidance is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods though early adoption is permitted. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

The following tables set forth the fair value of the Company’s consolidated financial instruments that were measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets:
Money market funds	$37,205	$—	$—	$37,205
Corporate bonds	—	46,650	—	46,650
Agency bonds	—	124,434	—	124,434
Commercial paper	—	23,288	—	23,288
U.S. government bonds	—	7,667	—	7,667
Total financial assets	$37,205	$202,039	$—	$239,244
Liabilities:
Contingent put option liability	$—	$—	$93	$93
Total financial liabilities	$—	$—	$93	$93

	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Money market funds	$10,202	$—	$—	$10,202
Corporate bonds	—	71,763	—	71,763
Agency bonds	—	15,162	—	15,162
Commercial paper	—	30,846	—	30,846
Total financial assets	$10,202	$117,771	$—	$127,973
Liabilities:
Contingent put option liability	$—	$—	$233	$233
Total financial liabilities	$—	$—	$233	$233

As of December 31, 2015, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s level 3 instruments, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2013	$—
Issuance of contingent put option liability	110
Increase in fair value included in other income (expense)	123
Balance as of December 31, 2014	233
Decrease in fair value included in other income (expense)	(140)
Balance as of December 31, 2015	$93

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 8 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The carrying value of the underlying debt facility or capital loan approximates fair value. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income (expense), net in the consolidated statements of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, receivables, accounts payable, accrued liabilities, and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash and money market funds	$38,677	$—	$—	$38,677
Corporate bonds	46,677	—	(27)	46,650
Agency bonds	124,466	12	(44)	124,434
Commercial paper	23,277	11	—	23,288
U.S. government bonds	7,675	—	(8)	7,667
Total financial assets	$240,772	$23	$(79)	$240,716
Reported as:
Cash and cash equivalents				$63,723
Short-term investments				176,993
				$240,716

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and money market funds	$17,986	$—	$—	$17,986
Corporate bonds	71,794	2	(33)	71,763
Agency bonds	15,163	2	(3)	15,162
Commercial paper	30,835	11	—	30,846
Total financial assets	$135,778	$15	$(36)	$135,757
Reported as:
Cash and cash equivalents				$30,264
Short-term investments				105,493
				$135,757

For the periods presented, there were no realized gains or losses on the available-for-sale securities.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2015, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

5. Inventory

The Company began capitalizing inventory in October 2015 once the FDA approved Veltassa. Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$4,761	$—
Work in process	3,943	—
Finished goods	147	—
Total inventory	$8,851	$—

6. Property and Equipment

The following table is a summary of property and equipment (in thousands):

	December 31,
	2015	2014
Machinery and equipment	$3,715	$2,829
Computers and software	4,300	657
Leasehold improvements	2,129	6,135
Furniture and fixtures	3,290	1,009
	13,434	10,630
Less accumulated depreciation and amortization	(3,807)	(7,163)
	$9,627	$3,467

Property and equipment depreciation and amortization expense was $2.8 million, $4.8 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued contract manufacturing	$26,371	$6,655
Accrued accounts payable	10,717	898
Accrued professional and consulting services	355	184
Accrued clinical trial expenses	201	41
Accrued interest	93	—
	$37,737	$7,778

8. Borrowings

Line of Credit

In July 2008, the Company entered into a $1.5 million equipment line of credit. The terms of repayment range from 36 months to 42 months, and the interest rate is fixed at 8%. During the year ended December 31, 2012, the equipment line of credit was fully repaid in accordance with the contractual terms.

In connection with the equipment line of credit, the Company issued warrants to purchase 2,616 shares of Series A-1 convertible preferred stock at an exercise price of $17.20. The warrants are exercisable upon issuance and expire ten years from the date of grant (July 2008). The aggregate value of the warrants on the date of issuance was $17,000, which was recorded as a liability and as debt issuance costs, which were amortized to interest expense over the term of the line of credit using the effective interest rate method. Upon the Company’s IPO during November 2013, the warrants for convertible preferred stock were converted to warrants for common stock and the related liability was re-classified to equity. As of December 31, 2015, these warrants were still outstanding.

Line of Credit

In May 2013, the Company entered into a $1.6 million equipment line of credit with a bank. The equipment line will be repaid in 36 equal monthly installments, and the interest rate is fixed at 5.75%. The Company will be required to make a final payment of 9.25% of the amounts advanced. The outstanding balance on the credit line is secured by a first priority lien over all equipment purchased using the line of credit. In connection with the Company’s equipment line of credit, the Company issued a warrant to purchase 6,968 shares of Series C-1 convertible preferred stock at an exercise price of $9.1848. Upon the Company’s IPO in November 2013, the warrants to purchase convertible preferred stock were converted to warrants to purchase common stock and were exercised in 2014.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s term loan. The Company utilized $1.3 million of the line of credit in the second quarter of 2013, and the remaining $0.3 million balance available under the line of credit expired unused on June 30, 2013. As of December 31, 2015, principal of $0.2 million was outstanding under the line of credit, and the Company was in compliance with all required covenants.

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. On December 17, 2015, the Company entered into the Fifth Amendment to the Amended Loan Agreement. Under the Fifth Amendment, payments on the $15.0 million loan will be interest only through January 2017, followed by 30 months of equal monthly payments of interest and principal. The Company is required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate for the first tranche is 7.40% and the interest rate on the second tranche will be equal to the greater of (i) the three month LIBOR rate plus 7.17% or (ii) 7.40%.

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

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As of December 31, 2015 the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model, see Note 3 for details on fair value measurement of the option.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of December 31, 2015, a principal amount of $15.0 million was outstanding under the Amended Loan Agreement, as amended, and the Company was in compliance with all required covenants.

9. Collaboration and License Agreement

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

The arrangement consideration allocated to the license and work on the submission of MAA will be recognized as collaboration and license revenue over the estimated performance period beginning upon the delivery of the license in August 2015. The amount allocated to the research and development activities and JSC and JDC participation are being recognized over the estimated performance period. For the year ended December 31, 2015, revenue of $18.6 million was recognized.

The Company determined that one of the future contingent payments meets the definition of a milestone under the accounting guidance. Accordingly, revenue for the achievement of this milestone will be recognized in the period when the milestone is achieved. The remaining contingent payments would be triggered based on the performance of VFMCRP and are not considered to be milestones under the accounting guidance. The remaining contingent payments will be included in the allocation of arrangement consideration if and when achieved, resulting in an accounting treatment similar to the up-front payment. As of December 31, 2015, no milestones have been triggered under the License Agreement.

10. Commitments and Contingencies

Lanxess Corporation

On January 9, 2014, the Company entered into a Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with Lanxess that supersedes an earlier agreement, the Memorandum of Understanding that was executed on November 27, 2012. Under the Supply Agreement, Lanxess has agreed to manufacture and supply for commercial sale the active pharmaceutical ingredient (API) for Veltassa. The Lanxess Supply Agreement terminates on December 31, 2020 unless terminated earlier. The Company may extend the Lanxess Supply Agreement for an additional five years with notice. The Lanxess Supply Agreement may be terminated (i) by the Company with notice if it abandons development or manufacturing of Veltassa or the parties disagree regarding the feasibility or price of certain specification changes, or with notice at least 24 months in advance, (ii) by Lanxess with notice if the Company fails to issue certain purchase orders, or with notice at least 24 months in advance, (iii) by either party with notice in the event of certain delays by the other party in performing its material obligations, or with notice if the parties fail to timely agree on certain price terms. Under the Lanxess Supply Agreement, Lanxess is obligated to manufacture the Company’s commercial supply of API for Veltassa, and the Company is obligated to purchase from Lanxess such products manufactured, pursuant to the terms and conditions of the Lanxess Supply Agreement.

During 2013 and 2014, the Company paid Lanxess for plant modifications that are required to support the manufacturing scale up of API for Veltassa. These payments are recorded in other assets and were being amortized to research and development expenses prior to FDA approval in accordance with the period over which the Company expects to derive future economic value. Upon receiving FDA approval, the amortization cost will no longer be recognized as research and development expense, but as part of the cost basis of inventory. Lanxess will have full ownership of the purchased equipment and may manufacture other products with the modified plant when not occupied by the production of API for Veltassa.

DPx Fine Chemicals

On May 14, 2014, the Company entered into a Manufacturing and Supply Agreement (the DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG. Under the DPx Supply Agreement, DPx Fine Chemicals has agreed to manufacture and supply for commercial sale the API for Veltassa. Under the DPx Supply Agreement, the Company is obligated to make certain minimum purchases of API. The DPx Supply Agreement may be terminated (i) by the Company with notice if it abandons development or commercialization of Veltassa, or with 12 months’ notice and without cause after DPx Fine Chemicals’ manufacture and release of certain quantity of API; (ii) by DPx Fine Chemicals within 24 months’ notice and without cause after its manufacture and release of a certain quantity of API; and (iii) by either party with notice for the other party’s uncured material breach, insolvency, liquidation, bankruptcy or dissolution.

DPx Fine Chemicals has agreed to make plant modifications under the DPx Supply Agreement and will be the exclusive owner of the purchased equipment. DPx Fine Chemicals may manufacture other products with the modified plant when not occupied by the API for Veltassa. Under the DPx Supply Agreement, the Company has agreed to reimburse DPx Fine Chemicals up to a specified amount for plant modifications, which are recorded in other assets. These payments are amortized in accordance with the units produced by the facility. The amortization cost is included as part of the cost basis of inventory.

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

Patheon has agreed to make facility improvements under the Patheon Supply Agreement and will be the exclusive owner of the purchased equipment and facility improvements. Patheon may manufacture other products with the facility improvements when not occupied by manufacturing Veltassa. Under the Patheon Supply Agreement, the Company has agreed to reimburse Patheon up to a specified amount for plant modifications.  These payments are recorded in other assets and upon being placed in service, these payments are amortized in accordance with the period over which the Company expects to derive future economic value as part of the cost basis of inventory.

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and Patheon Supply Agreement as of December 31, 2015.  These amounts are based on estimates of future timing, quantity discounts and manufacturing efficiencies (in thousands):

2016	$43,495
2017	68,006
2018	71,922
2019	59,304
Total future minimum payments	$242,727

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

The Company’s previous lease provided the Company with a tenant improvement allowance in order for the Company to complete an office renovation and a lab build out. The Company accounted for the aggregate tenant improvement allowance received as leasehold improvement assets and as a deferred rent liability. These leasehold improvement assets were being amortized to depreciation expense over the shorter of the period from which the improvements were placed into service until the end of their useful life or until the end of the lease term.  The deferred rent liability attributable to the leasehold improvement allowance was being amortized over the lease term as a credit to rent expense. Upon the execution of the Lease, the remaining net book value of the leasehold improvement assets and other assets to be abandoned upon the termination of the previous lease and the remaining deferred rent liability attributable to the improvement allowance were amortized or depreciated on a straight-line basis through February 28, 2015, which is the date the Company ceased using the premises. As of December 31, 2014, the remaining $1.5 million net book value of the leasehold improvements and other assets to be abandoned upon the termination of the previous lease and the remaining deferred rent liability of $1.2 million was amortized or depreciated over the estimated remaining two months of the previous lease.

The Lease contains rent escalation provisions over the term of the Lease. In accordance with the terms of the Lease the Company provided a security deposit in the form of a $0.7 million irrevocable letter of credit that is collateralized by a $0.7 million restricted deposit at the Company’s bank. The total rent obligation will be expensed ratably over the term of the Lease.

The Company’s future minimum operating lease payments at December 31, 2015 are as follows (in thousands):

2016	$3,761
2017	3,941
2018	4,034
2019	4,147
2020	4,271
Thereafter	18,808
Total future minimum payments	$38,962

The Company utilized a one-time allowance of $0.6 million for costs related to relocation, cabling, furniture, fixtures and equipment. The Company is entitled to begin to draw on an additional allowance of $2.2 million for certain moving and tenant improvement related costs of which the Company used $0.8 million as of December 31, 2015. Amounts utilized of the additional allowance will increase future minimum operating lease payments

Rent expense was $2.2 million, $(2.1) million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized rent expense on a straight-line basis over the lease term.  The negative rent expense of $2.1 million incurred in 2014 is primarily attributable to the accelerated amortization of the deferred rent liability attributable to the leasehold improvement allowance caused by the termination of the previous lease.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2015.

11. Technology Agreement

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

The Amended Agreement also obligated the Company to make milestone payments to Ilypsa (Amgen) upon occurrence of certain events related to this program. In February 2013, the Company dosed its first patient in a pivotal clinical trial that is evaluating Veltassa for the treatment of hyperkalemia and in March 2013, the Company made a $12.5 million milestone payment to Ilypsa (Amgen) in accordance with the Amended Agreement. Further, upon a change in control transaction, an additional payment could be owed to Ilypsa (Amgen) ranging from 6.7% to 10% of the purchase price, less certain expenses, up to a total of $30.0 million. The Company has no obligation to pay royalties on future sales of Veltassa to Ilypsa (Amgen).

12. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Shelf Registration Statements

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

During January and February 2015, the Company sold 1,549,910 shares pursuant to the Company’s at-the-market program at an average price of $34.48 per share for aggregate offering proceeds of $53.4 million, and the Company received aggregate net proceeds of $51.8 million.  During the first quarter of 2015, the Company exhausted its initial at-the-market offering in full.

In March 2015, the Company sold 4,485,000 shares of common stock in an underwritten offering at a price to the public of $38.50 per share for gross proceeds of $172.7 million. The Company received net proceeds from the offering of $161.9 million, after deducting the underwriting discounts and offering-related transaction expenses.

On November 4, 2015, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $300.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $75.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. As of December 31, 2015, no shares had been sold pursuant to its current at-the-market offering program.

During January and February 2016, the Company sold 2,509,372 shares pursuant to its current at-the-market offering at a weighted-average sale price of $18.18 for an aggregate offering price of $45.6 million, and the Company received aggregate net proceeds of $44.2 million.

Common Stock

The Company has issued options to purchase common stock that are subject to vesting and allow for early exercise. Unvested common stock is issued upon the early exercise of the options. The Company reserves the right to repurchase the unvested common stock in the event of employee termination. At the Company’s option, the repurchase price equals the lower of the share price paid by the employees or the fair market value as of the date of repurchase. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2015, 2014 and 2013, there are 282, 1,276 and 5,125 shares respectively, of unvested common stock with an aggregate purchase price of $1,000, $6,000 and $23,000, respectively that are subject to repurchase at prices ranging from $3.96 to $7.40 per share, and are classified as a component of other accrued liabilities. The following table summarizes information about unvested common stock (in thousands except per share amounts):

	Number of Shares	Weighted- Average Purchase Price ($)
Unvested shares at December 31, 2012	7	4.13
Shares sold	23	4.12
Shares vested	(25)	4.01
Shares repurchased	—	—
Unvested shares at December 31, 2013	5	3.78
Shares sold	—	—
Shares vested	(3)	4.49
Shares repurchased	(1)	5.27
Unvested shares at December 31, 2014	1	$4.49
Shares sold	—	—
Shares vested	(1)	4.21
Shares repurchased	—	—
Unvested shares at December 31, 2015	—	—

13. Equity Compensation Plans and Stock Based Compensation

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

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). Options granted under the 2013 Plan may be granted for periods of up to ten years and are generally exercisable when vested. Any remaining shares available for future issuance under the 2007 Stock Plan are available for issuance under the 2013 Plan. The 2013 plan reserve will automatically increase annually from January 1, 2014 through January 1, 2023 by an amount equal to the smaller of: (a) 2,553,174 shares, (b) four percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company's board of directors. As of December 31, 2015, reserved total of 447,642 shares were authorized for grant under the 2013 Plan. In June 2014, the Company’s board of directors approved the 2014 Employment Commencement Incentive Plan (the Inducement Plan) under which 1,000,000 shares were reserved. In 2015, the Company’s board of directors approved amendments to the Inducement Plan to increase the number of shares reserved for issuance by 2,000,000 shares. As of December 31, 2015, 1,757,533 shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. The awards were made pursuant to the NASDAQ inducement grant exception as a component of the Company’s new hires’ employment compensation.

The Company adopted the ESPP in November 2013 and, the ESPP was initiated in August 2014. As of December 31, 2015, the Company has reserved 563,134 shares of common stock for issuance under the ESPP, which permits eligible employees to purchase common stock at a discount through payroll deductions. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such stock-based compensation expense has been recorded during the year ended December 31, 2015.

The following table summarizes option activity under the 2007 Plan, the 2013 Plan, and the Inducement Plan and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options outstanding at December 31, 2012	67	2,163	4.13
Additional shares reserved under plan	2,571	—	—
Options granted	(1,444)	1,444	7.91
Options exercised	—	(23)	4.12
Options forfeited	39	(39)	4.12
Options outstanding at December 31, 2013	1,233	3,545	5.63
Additional shares reserved under the Inducement plan	1,000	—	—
Options granted	(1,004)	1,004	25.63
Restricted stock units granted	(130)	—	—
Options exercised	—	(675)	4.31
Options forfeited	61	(61)	10.95
Restricted stock units cancelled	7	—	—
Options outstanding at December 31, 2014	1,167	3,813	11.05
Additional shares reserved under Plan	3,402	—	—
Options granted	(2,262)	2,262	27.92
Restricted stock units granted	(989)	—	22.05
Options exercised	—	(781)	5.06
Options forfeited	343	(343)	19.88
Restricted stock units cancelled	30	—	25.61
Balances outstanding at December 31, 2015	1,691	4,951	$19.09	8.2	$50,248
Vested and expected to vest at December 31, 2015	—	4,719	$18.78	8.2	$49,297
Vested at December 31, 2015	—	1,676	$10.07	6.7	$31,023

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the NASDAQ listing fair value of the Company’s common stock as of December 31, 2015.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $19.78, $19.77, and $6.23, respectively. The total fair value of options that vested during the years ended December 31, 2015, 2014, 2013 was $13.2 million, $9.1 million, and $5.0 million, respectively. The intrinsic value (the difference between the fair value of the Company’s common stock at the exercise date and the exercise price) of the options exercised was $20.8 million, $14.9 and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Included in the option activity tables above are 220,000 performance-based options awarded in November 2015.  The number of options that may vest, if any, relate to the achievement of certain pre-established corporate performance-related goals.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development:
Employees	$5,168	$1,657	$776
Non-employee consultants	3,325	4,045	1,659
Selling, general and administrative:
Employees	10,795	3,980	1,474
Non-employee consultants	—	13	—
Total stock-based compensation expense	$19,288	$9,695	$3,909

The total unrecognized stock-based compensation expense related to stock options and ESPP stock purchase rights at December 31, 2015, was $51.3 million, and is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

The following table illustrates the assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	82-92%	87-109%	95-110%
Expected dividends	0%	0%	0%
Expected term (in years)	5-6	6	6
Risk-free rate	1.3-1.9%	1.6-2.0%	1.1-1.8%

In the year ended December 31, 2013, the Company granted 290 common stock options with an exercise price of $7.40 per share in exchange for services from non-employees. No common stock options were granted to non-employees in the years ended December 31, 2015 and 2014.  Outstanding non-employee options are primarily related to employees who converted to consultants. Stock-based compensation expense related to stock options granted to non-employees is measured and recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of non-employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	83-92%	92%	91%-122%
Expected dividends	0%	0%	0%
Expected term (in years)	6-9	7-9	5-10
Risk-free rate	1.5-2.1%	1.8-2.0%	1.3-2.7%

Restricted Stock Units

During 2015, the Company granted restricted stock unit (“RSUs”) awards subject to performance-vesting criteria and subject to time-based-vesting criteria from the 2013 Plan. RSUs subject to performance vesting criteria consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period. RSUs subject to time-based vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time-based vesting criteria, vesting is based on continuous employment or service of the holder. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.

The following table summarizes RSU activity for the twelve months ended December 31, 2015 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2014	123	$26.85
Granted	989	22.05
Vested	(40)	26.11
Canceled	(30)	25.61
Nonvested at December 31, 2015	1,042	$22.35

Included in the RSU activity table above are 186,268 performance based awards awarded in November 2015.  The number of shares that may vest, if any, relate to the achievement of certain pre-established corporate performance-related goals.

The total unrecognized stock-based compensation expense related to non-vested RSUs at December 31, 2015, was $21.3 million, and is expected to be recognized over a weighted-average period of approximately 2.8 years.

14. Income Taxes

The Company did not record a provision or benefit for income taxes during the years ended December 31, 2015, 2014, and 2013.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate	0.8	5.8	5.8
Research and development tax credit	2.0	2.3	1.7
Permanent item	(2.0)	(1.0)	(1.0)
Valuation allowance	(34.8)	(41.1)	(40.5)
Provision for income taxes	—%	—%	—%

At December 31, 2015, the Company had total deferred tax assets of $163.8 million. Due to uncertainties surrounding its ability to generate future taxable income to realize these tax assets, a full valuation has been established to offset total deferred tax assets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014	2013
Federal and state net operating loss carryforwards	$133,631	$91,604	$64,768
Federal and state research and development credits	8,210	6,253	4,703
Depreciation	2,825	3,036	1,538
Intangible assets	—	—	(6)
Accruals and reserves	19,162	7,900	4,942
	163,828	108,793	75,945
Valuation allowance	(163,828)	(108,793)	(75,945)
Net deferred tax assets	$—	$—	$—

No tax benefit has been recorded through December 31, 2015, 2014 and 2013, because of the Company’s history of operating losses, and a full valuation allowance has been provided. The Company’s valuation allowance increased by $55.0 million, $32.8 million and $27.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $387.6 million and $252.4 million that may be available, subject to the limitations described below, to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively. Included in the gross amount, approximately $24.7 million of net operating loss is created by excess stock option deductions. A credit to additional paid-in capital will be recorded when the excess stock option deduction reduces the income tax payable.

Additionally, the future utilization of the net operating loss carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Section 382, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company performed an initial analysis under Section 382. As a result of this analysis, the Company removed the deferred tax assets for net operating losses of $28.6 million generated through December 31, 2014 from its deferred tax asset schedule and have recorded a corresponding decrease to the valuation allowance. When this analysis is updated, the deferred tax asset-schedule and associated valuation allowance will be updated. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

As of December 31, 2015, the Company had research and development credit carryforwards of approximately $7.1 million and $6.8 million available to reduce future tax expense, if any, for federal and California state income tax purposes, respectively. The federal credits expire beginning in 2027, and the California credits carry forward indefinitely. Further, the future utilization of the research and development credit carryforwards are also subject to the limitations as discussed above.

The Company recognizes uncertain tax positions when it is more-likely-than-not, based on the technical merits, that the position will not be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$3,189	$2,476	$1,836
Increases related to current period tax positions	1,198	713	588
Increases related to prior period tax positions	5,478	—	52
Balance as of December 31	$9,865	$3,189	$2,476

As of December 31, 2015, due to a valuation allowance against the Company’s deferred tax assets, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company is subject to U.S. federal and state income tax examination for fiscal tax years ending 2012 through 2015. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes and to date have not recorded any interest or penalties. The Company is not currently under an examination and does not expect material changes to its unrecognized tax benefits in the next twelve months.

15. 401(k) Savings Plan

The Company sponsors a 401(k) Plan to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 90% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company did not make any matching contributions to the 401(k) Plan in 2015, 2014, or 2013.

16. Related Party Transaction

Recovery of Stockholder Short-Swing Profit

In December 2015, the Company received a payment of $7.4 million from a related-party stockholder in disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.  The Company recognized these proceeds as a capital contribution from a stockholder, and reflected a corresponding increase to additional paid-in capital in its consolidated statements of convertible preferred stock and stockholder’s equity.

17. Subsequent Events

During January and February 2016, the Company sold 2,509,372 shares pursuant to its at-the-market offering program at a weighted- average sale price of $18.18 for an aggregate offering price of $45.6 million, and the Company received aggregate net proceeds of $44.2 million.

18. Selected Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(In thousands, except share and per share data)
Revenues:
License and collaboration revenue	$11,960	$6,590	$—	$—	$—	$—	$—	$—
Operating expenses:
Research and development	26,500	32,391	18,627	15,780	16,596	11,647	11,075	10,909
Selling, general and administrative	44,056	25,255	20,340	13,487	10,486	7,311	5,322	4,795
Total operating expenses	70,556	57,646	38,967	29,267	27,082	18,958	16,397	15,704
Loss from operations	(58,596)	(51,056)	(38,967)	(29,267)	(27,082)	(18,958)	(16,397)	(15,704)
Interest and other income (expense), net	613	30	188	84	69	17	36	27
Interest expense	(343)	(442)	(478)	(482)	(635)	(494)	(376)	(391)
Net loss	(58,326)	(51,468)	(39,257)	(29,665)	(27,648)	(19,435)	(16,737)	(16,068)
Net loss per share basic and diluted	$(1.40)	$(1.24)	$(0.95)	$(0.78)	$(0.80)	$(0.57)	$(0.51)	$(0.54)
Weighted-average common shares used to compute net loss per share, basic and diluted	41,785,176	41,633,410	41,490,003	37,829,239	34,368,776	34,064,780	33,141,384	29,710,415

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statements of Operations
•	Statements of Comprehensive Loss
•	Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
•	Statements of Cash Flows
•	Notes to Financial Statements
(2)	Financial Statement Schedules

All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	Reference is made to the Exhibit Index accompanying this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELYPSA, INC.

February 25, 2016	By:	/s/ JOHN A. ORWIN
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

Signature	Title	Date

/s/ JOHN A. ORWIN John A. Orwin	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/s/ KRISTINE M. BALL Kristine M. Ball	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/s/ JOHN P. BUTLER John P. Butler	Director	February 25, 2016

/s/ PAUL J. HASTINGS Paul J. Hastings	Director	February 25, 2016

/s/ KENNETH J. HILLAN Kenneth J. Hillan	Director	February 25, 2016

/s/ DAVID W.J. MCGIRR David W.J. McGirr	Director	February 25, 2016

/s/ THOMAS J. SCHUETZ Thomas J. Schuetz	Director	February 25, 2016

/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Director	February 25, 2016

/s/ HELEN I. TORLEY Helen I. Torley	Director	February 25, 2016

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference		Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2015	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

10.1(a)†	Amended and Restated Intellectual Property License and Assignment Agreement, dated as of November 23, 2009, by and between Relypsa, Inc. and Ilypsa, Inc.	S-1/A	10/17/2013	10.1

10.1(b)	Letter amendment to Amended and Restated Intellectual Property License and Assignment Agreement, dated as of October 28, 2014, by and between Ilypsa, Inc. and Relypsa, Inc.	10-Q	11/10/2014	10.4

10.2(a)	Second Amended and Restated Investor Rights Agreement dated as of July 26, 2012, by and among Relypsa, Inc. and the investors listed therein.	S-1	9/27/2013	10.2

10.2(b)	Amendment No. 1 to Second Amended and Restated Investor Rights Agreement, dated October 30, 2013, by and among Relypsa, Inc. and the signatories thereto.	S-1/A	11/1/2013	10.2(b)

10.3(a)	Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	10.1

10.3(b)	Consent and First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 26, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	7/1/2014	10.1

10.3(c)	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 24, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	10-Q	5/7/2015	10.1

10.3(d)	Consent, Release and Third Amendment to Amended and Restated Loan and Security Agreement, dated as of January 30, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	10-Q	5/7/2015	10.1

10.3(e)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	10-Q	11/4/2015	10.3

10.3(f)	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of December 17, 2015, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	12/22/2015	10.1

10.4(a)	Loan and Security Agreement, dated as of May 2, 2013, by and among Silicon Valley Bank, Relypsa Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.4(a)

10.4(b)	First Amendment to Loan and Security Agreement, dated as of July 26, 2013 by and among Silicon Valley Bank, Relypsa, Inc. and Relypsa 106, LLC.	S-1	9/27/2013	10.4(b)

Exhibit Number			Incorporated by Reference		Provided Herewith
	Exhibit Description	Form	Date	Number
10.4(c)	Consent and Second Amendment to Loan and Security Agreement, dated as of October 24, 2014, by and between Silicon Valley Bank and Relypsa, Inc.	10-Q	11/10/2014	10.3

10.4(d)	Consent, Release and Third Amendment to Loan and Security Agreement, dated as of January 30, 2015, by and between Silicon Valley Bank and Relypsa, Inc.	10-Q	5/7/2015	10.2

10.4(e)	Fourth Amendment to Loan and Security Agreement, dated as of October 1, 2015, by and between Silicon Valley Bank and Relypsa, Inc.	10-Q	11/4/2015	10.4

10.4(f)	Fifth Amendment to Loan and Security Agreement, dated as of December 17, 2015, by and between Silicon Valley Bank and Relypsa, Inc.				X

10.5†	Manufacturing and Supply Agreement effective as of November 27, 2012 by and between Lanxess Corporation and Relypsa, Inc.	10-K	3/19/2014	10.6

10.6†	Manufacturing and Supply Agreement, effective as of May 14, 2014, by and between Relypsa, Inc. and DSM Fine Chemicals Austria NFG GMBH &CO. KG.	10-Q	8/11/2014	10.2

10.7†	Supply Agreement, effective as of August 15, 2014, by and between Patheon, Inc. and Relypsa, Inc.	10-Q/A	3/3/2015	10.1

10.8†	License Agreement dated as of August 10, 2015, by and between Vifor Fresenius Medical Care Renal Pharma Ltd. and Relypsa, Inc.	10-Q	11/4/2015	10.1

10.9†	Detailing Agreement, dated as of August 10, 2015, by and between Relypsa, Inc. and Sanofi Aventis US LLC.	10-Q/A	1/5/2016	10.2

10.10(a)	Lease, dated as of June 26, 2014, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	8-K	7/1/2014	10.1

10.10(b)	First Amendment to Lease, dated as of July 10, 2015, by and between HCP LS Redwood City, LLC and Relypsa, Inc.	10-Q	8/6/2015	10.1

10.11(a)#	Relypsa, Inc. Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(a)

10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(b)

10.11(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the Amended and Restated 2007 Equity Incentive Plan.	S-1	9/27/2013	10.8(c)

10.12(a)#	Relypsa, Inc. 2013 Equity Incentive Award Plan.	10-K	3/19/2014	10.9(a)

10.12(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(b)

10.13(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(c)

10.13(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Award Plan.	S-1	9/27/2013	10.9(d)

10.14#	Relypsa, Inc. 2013 Employee Stock Purchase Plan.	10-K	3/19/2014	10.10

10.15(a)#	Relypsa, Inc. 2014 Employment Commencement Incentive Plan, as amended				X

10.15(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Relypsa, Inc. 2014 Employment Commencement Incentive Plan.	10-Q	8/11/2014	10.7

10.15(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Relypsa, Inc. 2014 Employment Commencement Incentive Plan.	10-Q	8/6/2015	10.2(b)

Exhibit Number			Incorporated by Reference		Provided Herewith
	Exhibit Description	Form	Date	Number
10.16#	Non-Employee Director Compensation Program	10-Q	5/7/2015	10.3

10.17#	Form of Indemnification Agreement for directors and officers.	S-1	9/27/2013	10.12

10.18(a)#	Offer Letter, by and between Relypsa, Inc. and John Orwin, dated April 26, 2013.	S-1	9/27/2013	10.15

10.18(b)#	First Amendment to Offer Letter Agreement, effective as of August 8, 2014, by and between Relypsa, Inc. and John A. Orwin	10-Q	8/11/2014	10.8

10.19#	Employment Agreement, by and between Relypsa, Inc. and Kristine Ball, effective as of September 24, 2013.	S-1/A	11/1/2013	10.16

10.20#	Employment Agreement, by and between Relypsa, Inc. and Lance Berman, effective as of September 24, 2013.	S-1/A	11/1/2013	10.17

10.21#	Employment Agreement, by and between Relypsa, Inc. and Wilhelm Stahl, effective as of September 24, 2013.	S-1/A	11/1/2013	10.18

10.22#	Employment Agreement, by and between Relypsa, Inc. and Claire Lockey, effective as of September 24, 2013.	S-1/A	11/1/2013	10.19

10.23#	Employment Agreement, by and between Relypsa, Inc. and Ronald A. Krasnow, effective as of September 24, 2013.	S-1/A	11/1/2013	10.20

10.24#	Employment Agreement, by and between Relypsa, Inc. and Mary Corbett, effective as of December 16, 2013.	10-K	3/19/2014	10.21

10.25#	Employment Agreement, by and between Relypsa, Inc. and Scott Garland, effective as of October 31, 2014.	10-K	3/12/2015	10.22

10.26#	Employment Agreement, by and between Relypsa, Inc. and Stephen D. Harrison, effective as of December 15, 2014.	10-K	3/12/2015	10.23

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges				X

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney (included on signature page hereto).				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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