Form 10-Q
period 2016-03-31
Relypsa Inc
filed 2016-05-04
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016, the registrant had 44,747,978  shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Relypsa, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,741	$63,723
Short-term investments	137,525	176,993
Trade receivables, net	513	530
Other receivables	818	779
Inventory	24,873	8,851
Prepaid expenses and other current assets	7,726	5,405
Total current assets	239,196	256,281
Restricted cash	1,436	1,436
Property and equipment, net	10,089	9,627
Other assets	10,663	10,984
Total assets	$261,384	$278,328
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,372	$3,037
Accrued payroll and related expenses	7,474	11,835
Accrued liabilities	34,230	37,737
Deferred rent, current portion	27	27
Line of credit, current portion	191	301
Capital loan, current portion	1,379	—
Deferred revenue, current portion	4,852	16,242
Total current liabilities	54,525	69,179
Long-term liabilities:
Deferred rent	3,228	3,039
Capital loan	14,340	15,592
Deferred revenue	5,057	5,645
Total liabilities	77,150	93,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2016 and December 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 300,000 shares authorized at March 31, 2016 and December 31, 2015; 44,714 and 41,974 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	45	42
Additional paid-in capital	723,328	669,331
Accumulated other comprehensive gain (loss)	63	(56)
Accumulated deficit	(539,202)	(484,444)
Total stockholders’ equity	184,234	184,873
Total liabilities and stockholders’ equity	$261,384	$278,328

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net product revenues	$592	$—
Collaboration and license revenue	11,790	—
Total revenues	12,382	—
Operating expenses:
Cost of goods sold	78	—
Research and development	16,289	15,780
Selling, general and administrative	50,612	13,487
Total operating expenses	66,979	29,267
Loss from operations	(54,597)	(29,267)
Interest and other income, net	249	84
Interest expense	(410)	(482)
Net loss	$(54,758)	$(29,665)
Net loss per share, basic and diluted	$(1.26)	$(0.78)
Weighted average common shares used to compute net loss per share, basic and diluted	43,527,864	37,829,239

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(54,758)	$(29,665)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	119	25
Total comprehensive loss	$(54,639)	$(29,640)

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(54,758)	$(29,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	1,897
Stock-based compensation	8,043	3,626
Amortization of debt discount	40	37
Amortization of debt issuance costs	9	10
Accretion of final debt payment	82	149
Investment premium amortization	244	—
Loss on disposal of fixed assets	—	13
Changes in assets and liabilities:
Trade receivables	17	—
Other receivables	(39)	(872)
Inventory	(16,022)	—
Prepaid expenses and other current assets	(2,323)	521
Other assets and restricted cash	321	(1,443)
Accounts payable	3,335	1,540
Accrued and other liabilities	(7,868)	845
Deferred rent	189	(355)
Deferred revenue	(11,978)	—
Net cash used in operating activities	(80,067)	(23,697)
Investing activities
Purchases of investments	(45,283)	(175,883)
Proceeds from maturities of short-term investments	84,626	39,620
Purchases of property and equipment	(1,103)	(2,921)
Net cash provided by (used in) investing activities	38,240	(139,184)
Financing activities
Net proceeds from public offerings	44,242	213,711
Proceeds from common stock option exercises	572	1,395
Proceeds from purchases under the Employee Stock Purchase Plan	1,143	388
Repayment of equipment line of credit	(112)	(106)
Net cash provided by financing activities	45,845	215,388
Net increase in cash and cash equivalents	4,018	52,507
Cash and cash equivalents at beginning of period	63,723	30,264
Cash and cash equivalents at end of period	$67,741	$82,771

See accompanying notes.

Relypsa, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.  Description of Business and Significant Accounting Policies

Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s first drug, Veltassa (patiromer) for oral suspension, for treatment of hyperkalemia. Hyperkalemia is a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The Company launched Veltassa in December 2015 and it is available for prescription to patients in the United States through a limited number of specialty pharmacies and specialty distributors. The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities Exchange Commission (SEC).

Offerings

On November 4, 2015, the Company filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units; and (b) as part of the $300.0 million, the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $75.0 million of its common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co in one or more at-the-market offerings. During January and February 2016, the Company sold 2,509,372 shares pursuant to its current at-the-market offering at a weighted-average sale price of $18.18 for aggregate offering proceeds of $45.6 million, and the Company received aggregate net proceeds of $44.2 million.

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015. The consolidated financial statements include all normal recurring adjustments, which the Company considers necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue, inventories, clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim period within those annual periods, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Liquidity

The Company has never been profitable and, as of March 31, 2016, the Company has an accumulated deficit of $539.2 million. The Company may continue to incur substantial operating losses even after it begins to generate meaningful revenues from Veltassa. If the Company is unable to achieve the level of revenues from product sales that is contemplated in its operating plan and the Company is unable to raise additional funds through public or private equity, debt financings or other sources, the Company has contingency plans to implement cost cutting actions to reduce its working capital requirements. These reductions in expenditures may have an adverse impact on the Company’s ability to achieve certain of its planned objectives, which could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so.

Inventory

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process and finished goods, which are goods that are available for sale. Inventory costs include amounts related to third-party contract manufacturing, shipping costs, amortization of up-front payments to contract manufacturers, or CMOs, packaging services and manufacturing overhead. Inventory is carried at weighted average cost. The Company has contracted with third party manufacturers that produce the raw and intermediate materials used in the production of Veltassa as well as the finished product. In connection with production of inventory, the Company may be required to provide payments to third party manufacturers in advance of transfer of title or risk of loss. These amounts are included in inventory as raw materials on the accompanying condensed consolidated balance sheets. Inventories are stated at the lower of cost or market. If the Company identifies excess, obsolete or unsalable product, the Company will write down its inventory to its net realizable value in the period it is identified. The Company received FDA approval for Veltassa on October 21, 2015 and began capitalizing inventory starting in October 2015. Cost incurred prior to approval have been recorded as research and development expense in the condensed consolidated statements of operations.

Accounts Receivable

The Company extends credit to customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported in the condensed consolidated balance sheets, net of allowances for doubtful accounts and cash discounts, generally 2% of the sales price, as an incentive for prompt payment. As of March 31, 2016 and December 31, 2015, the Company had a trade accounts receivable balance of $0.5 million, related to Veltassa product sales. There was no allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

Revenue Recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. The Company exercises judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue

The Company’s product revenues consist of U.S. sales of Veltassa and are recognized once the Company meets all four revenue recognition criteria described above. Veltassa was approved by the FDA on October 21, 2015 and the Company commenced shipments of Veltassa to specialty pharmacies and specialty distributors in late December 2015. The Company presently does not have the ability to estimate the extent of rebates or chargebacks or product that may ultimately be returned due to our lack of history with Veltassa product revenues at this time. Accordingly, the price is not considered to be deemed fixed or determinable at the time of the shipment to the specialty pharmacy or specialty distributor. Therefore, the Company recognizes revenue once the specialty pharmacy has filled the patient’s prescription for Veltassa or specialty distributor sells Veltassa. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription or specialty distributor sells product to a hospital or other eligible entity. As of March 31, 2016 and December 31, 2015, the Company had a deferred revenue balance of $0.3 million and $0.5 million, respectively, related to Veltassa product sales.

The Company recognizes revenues from product sales net of accruals for estimated customer credits, rebates, discounts, distribution services fees, chargebacks and Medicare part D coverage gap reimbursements at the time of sale.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	March 31,
	2016	2015
Warrants to purchase common stock	15	15
Options to purchase common stock	4,900	3,731
Restricted stock units	1,089	122
Common stock subject to repurchase	—	1
	6,004	3,869

2.  Fair Value Measurements

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial assets:
Money market funds	$33,327	$—	$—	$33,327
Corporate bonds	—	36,474	—	36,474
Agency bonds	—	66,967	—	66,967
Commercial paper	—	52,754	—	52,754
U.S. government bonds	—	7,629	—	7,629
Total financial assets	$33,327	$163,824	$—	$197,151
Liabilities:
Contingent put option liability	$—	$—	$93	$93
Total liabilities	$—	$—	$93	$93

	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets:
Money market funds	$37,205	$—	$—	$37,205
Corporate bonds	—	46,650	—	46,650
Agency bonds	—	124,434	—	124,434
Commercial paper	—	23,288	—	23,288
U.S. government bonds	—	7,667	—	7,667
Total financial assets	$37,205	$202,039	$—	$239,244
Liabilities:
Contingent put option liability	$—	$—	$93	$93
Total liabilities	$—	$—	$93	$93

As of March 31, 2016, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2015	$93
Change in fair value included in other income (expense)	-
Balance as of March 31, 2016	$93

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and certificates of deposit as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 6 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The carrying value of the underlying debt facility or capital loan approximates fair value. Changes to the estimated fair value of the contingent put option will be recorded in interest and other income, net in the condensed consolidated statement of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, trade receivables, other receivables, accounts payable, accrued liabilities and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

3.  Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Cash and money market funds	$41,442	$—	$—	$41,442
Corporate bonds	36,467	8	(1)	36,474
Commercial paper	52,712	42	—	52,754
Agency bonds	66,954	16	(3)	66,967
U.S Government bonds	7,628	2	(1)	7,629
Total financial assets	$205,203	$68	$(5)	$205,266
Reported as:
Cash and cash equivalents				$67,741
Short-term investments				137,525
				$205,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash and money market funds	$38,677	$—	$—	$38,677
Corporate bonds	46,677	—	(27)	46,650
Agency bonds	124,466	12	(44)	124,434
Commercial paper	23,277	11	—	23,288
U.S. government bonds	7,675	—	(8)	7,667
Total financial assets	$240,772	$23	$(79)	$240,716
Reported as:
Cash and cash equivalents				$63,723
Short-term investments				176,993
				$240,716

For the three month periods ended March 31, 2016 and 2015, there were no realized gains or losses on the available-for-sale securities.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2016, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

4.  Inventory

The Company began capitalizing inventory in October 2015 once the FDA approved Veltassa. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$7,907	$4,761
Work in process	14,957	3,943
Finished goods	2,009	147
Total inventory	$24,873	$8,851

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued accounts payable	$17,224	$10,717
Accrued contract manufacturing	15,085	26,371
Accrued clinical trial expenses	1,527	201
Accrued professional and consulting services	207	355
Accrued product discounts and allowances	94	—
Accrued interest	93	93
	$34,230	$37,737

6.  Borrowings

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. On December 17, 2015, the Company entered into the Fifth Amendment to the Amended Loan Agreement. Under the Fifth Amendment, payments on the $15.0 million loan will be interest only through January 2017, followed by 30 months of equal monthly payments of interest and principal. The Company is required to make a final payment upon loan maturity of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate under the Fifth Amendment to the Amended Loan Agreement is 7.40%.

Upon an event of default, Oxford Finance LLC and Silicon Valley Bank have the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As of March 31, 2016 the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model, see Note 2 for details on fair value measurement of the option.

The Amended Loan Agreement includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends and transfer or encumber any collateral securing the debt, as well as a cross-default provision with regard to the Company’s equipment line of credit. As of March 31, 2016, a principal amount of $15.0 million was outstanding under the Amended Loan Agreement, as amended, and the Company was in compliance with all required covenants.

7. Collaboration and License Agreement

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

The arrangement consideration allocated to the license and work on the submission of MAA will be recognized as collaboration and license revenue over the estimated performance period beginning upon the delivery of the license in August 2015. The amount allocated to the research and development activities and JSC and JDC participation are being recognized over the estimated performance period. For the three months ended March 31, 2016, revenue of $11.8 million was recognized. As of March 31, 2016, the Company had $4.6 million and $5.1 million in short-term deferred revenues and long-term deferred revenues, respectively related to collaboration and license revenue.

8.  Commitments and Contingencies

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

On March 7, 2016, the Company entered into Amendment No. 1 to the DPx Supply Agreement (the Amendment). The Amendment extends the term of the DPx Supply Agreement for two years until May 14, 2023, unless earlier terminated pursuant to the terms of the DPx Supply Agreement, and provides for an increase in the Company’s purchasing commitment.

Purchase Commitments

The following are the combined future minimum payments under the terms of the Lanxess Supply Agreement, the DPx Supply Agreement, and the Patheon Supply Agreement as of March 31, 2016.  These amounts are based on estimates of future timing, quantity discounts and manufacturing efficiencies (in thousands):

2016	$34,549
2017	61,482
2018	65,429
2019	81,609
2020	42,690
Total future minimum payments	$285,759

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

The Company entered into a sublease agreement with a third party in March 2016 with monthly payments of $45,833. The sublease period ends on January 31, 2017. The rental income received from this sublease is included as a reduction of rent expense in the condensed consolidated statements of operations.

9.  Equity Compensation Plans and Stock-Based Compensation

The following table summarizes option activity under the Company’s equity compensation plans and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Options outstanding at December 31, 2015	1,691	4,951	$19.09
Additional shares reserved under plan	2,099	—	—
Options granted	(143)	143	20.00
Options exercised	—	(129)	4.42
Options forfeited/canceled	65	(65)	26.69
Restricted stock units granted	(66)	—	—
Restricted stock units canceled	19	—	—
Balances at March 31, 2016	3,665	4,900	$19.40	8.2	$12,938
Vested and expected to vest at March 31, 2016		4,708	$19.16	8.2	$12,852
Vested at March 31, 2016		1,766	$11.54	7.0	$9,919

The weighted-average grant-date estimated fair value of options granted during the three months ended March 31, 2016 and 2015 was $14.25 and $25.07, respectively. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2016.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development:
Employees	$2,435	$883
Nonemployee consultants	68	1,238
Selling, general and administrative:
Employees	5,540	1,505
Total stock-based compensation expense	$8,043	$3,626

As of March 31, 2016, the total unrecognized stock-based compensation expense related to stock options and the employee stock purchase plan (ESPP) was $48.7 million, which is expected to be recognized over an estimated weighted-average period of 2.8 years.

Included in stock-based compensation expense above are performance based options and restricted stock units awarded in November 2015. The options and restricted stock units will vest upon the achievement of certain pre-established corporate performance-related goals.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	82% - 83%	87% - 92%
Expected dividends	0%	0%
Expected term (in years)	6	6
Risk-free rate	1.4% –1.9%	1.3% –1.8%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	83%	91% - 92%
Expected dividends	0%	0%
Expected term (in years)	6 – 9	6 - 8
Risk-free rate	1.4% – 1.7%	1.5% - 1.8%

Restricted Stock Units

During 2016, the Company granted restricted stock unit (“RSUs”) awards subject to time-based vesting criteria. RSUs subject to time-based vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time-based vesting criteria, vesting is based on continuous employment or service of the holder to the Company. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The following table summarizes restricted stock unit activity for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	1,042	$22.35
Granted	66	19.29
Vested	—	—
Canceled	(19)	21.36
Nonvested at March 31, 2016	1,089	$22.19

The total unrecognized stock-based compensation expense related to non-vested RSUs at March 31, 2016, was $19.5 million, and is expected to be recognized over a weighted-average period of approximately 2.7 years.

10.  Subsequent Events

In April 2016, the Company entered into a Credit Agreement with Athyrium Opportunities II Acquisition LP and Healthcare Royalty Partners III, L.P. (the Lenders) and Cantor Fitzgerald Securities, as the Administrative Agent for an aggregate principal amount of $150.0 million in senior secured loans (the Loans). Principal payments on the Loans are paid in equal quarterly installments of 6.67% of the Loans beginning on December 2018, with the outstanding balance to be repaid on April 27, 2022. The Loans bear interest at a rate of 11.5 percent per year, to be paid quarterly beginning June 15, 2016 and include an interest-only period of 30 months, which may be extended up to 48 months upon meeting certain conditions.

Upon execution of the Credit Agreement, the Company paid a closing fee to the Lenders of $1.5 million and the Company used approximately $17.0 million of the net proceeds to pay off all outstanding obligations under the Amended and Restated Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank.

In addition, pursuant to the Credit Agreement, the Company issued the Lenders warrants to purchase an aggregate of 239,872 shares of the Company’s common stock, $0.001 par value per share, at an exercise price of $18.76 per share.  These warrants are immediately exercisable upon issuance, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015 the U.S. Food and Drug Administration, or FDA, approved our first drug, Veltassa ® (patiromer) for oral suspension (Veltassa), for the treatment of hyperkalemia. Hyperkalemia is a life-threatening condition defined as abnormally elevated levels of potassium in the blood.

Veltassa is a non-absorbed, high capacity potassium binding polymer with a well-established mode of action. In our clinical trials, Veltassa met its efficacy endpoints, reducing serum potassium, or potassium in the blood, to target levels and sustaining potassium in the desired range and was well tolerated for up to 52 weeks.

We commenced the commercial launch of Veltassa in the United States on December 21, 2015, the date the medicine was first available for prescription in the United States. Our entire sales force, as well as the nephrology sales force of Sanofi Aventis US LLC, or Sanofi, pursuant to our two-year Detailing Agreement with Sanofi, have been trained and are currently calling on customers.

Veltassa is being distributed directly to patients via two nationally-recognized specialty mail order pharmacies and to hospitals through a network of authorized specialty distributors. Our distribution partners provide broad reach to fill prescriptions and deliver Veltassa to patients across the country. We are working with national and regional payers in order to secure formulary access for Veltassa. Formulary access is being placed on a payer’s list of covered drugs for reimbursement. In February 2016, Veltassa was added to the Centers for Medicare and Medicaid Services, or CMS Formulary Reference File, which confirms CMS will reimburse Medicare Part D plans for Veltassa.  In addition, we have signed agreements with Express Scripts and CVS Caremark, two of the largest pharmacy benefits managers in the United States, to cover Veltassa.

Since commencing operations in October 2007, we have devoted substantially all our efforts to identifying and developing products utilizing our proprietary polymer drug discovery technology, including Veltassa, and we have devoted substantially all of our financial resources to the development and commercialization of Veltassa. We may continue to incur substantial operating losses even after we begin to generate meaningful revenue from Veltassa. Through March 31, 2016, we have primarily funded our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, a payment to us under our collaboration agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, and various credit facilities.

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

We have entered into a License Agreement with VFMCRP, pursuant to which VFMCRP will develop and commercialize Veltassa outside the United States and Japan. VFMCRP submitted a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Veltassa in April 2016.

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

Revenue Recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. Revenues are deferred for fees received before earned or until no further obligations exist. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and on the creditworthiness of the customer.

Product Revenue

Our product revenues consist of U.S. sales of Veltassa and are recognized once we meet all four revenue recognition criteria described above. Upon receipt of product by the specialty pharmacy or specialty distributor, we meet three of the four revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, and collectability is reasonably assured. However, at the time of receipt of product by the specialty pharmacy or specialty distributor, we presently do not have the ability to estimate product that will ultimately be returned due to our lack of history with product revenues at this time. Accordingly, the price is not deemed fixed or determinable. Therefore, we recognize revenue once the specialty pharmacy has filled the patient’s prescription for Veltassa or specialty distributor sells Veltassa. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription or specialty distributor sells product to a hospital or other eligible entity.

We recognize revenues from product sales net of accruals for estimated customer credits, rebates, discounts, distribution services fees, chargebacks and Medicare part D coverage gap reimbursements at the time of sale.

Customer Credits:    The specialty pharmacies and specialty distributors are offered various forms of consideration including allowances, discounts, service fees and prompt payment discounts. We expect the specialty pharmacies and specialty distributors will earn prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized. Allowances, discounts and service fees are also deducted from product sales as they are earned.

Rebates:    Allowances for rebates include contractually agreed upon rebates for commercial payers, mandated discounts under the Medicaid Drug Rebate Program, and other legal requirements with public sector benefit providers. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers that are owed after the final dispensing of the product to a benefit plan participant. The allowance for rebates is based on contractual rebate levels or statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based in part on data received from our channel partners and vendors. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarter's unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks:    Chargebacks are discounts that occur when contracted customers purchase directly from the Company or from a specialty distributor at a contracted purchase price. Contracted customers, which currently consist primarily of Public Health Service covered entities, non-profit clinics, Federal government entities purchasing via the Federal Supply Schedule, and certain healthy systems, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to us the difference between the Wholesale Acquisition Price (WAC) and the customer’s contracted price. The allowance for chargebacks is based on known sales to contracted customers.

Medicare Part D Coverage Gap:    Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based in part on data received from our channel partners and vendors. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance:    Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

We analyze the adequacy of our accruals for sales deductions quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate the adjustment is appropriate. Accruals are also adjusted to reflect actual results. Amounts recorded in accrued liabilities in the Condensed Consolidated Balance Sheets for sales deductions for the three months ended March 31, 2016 were:

(in thousands)
Accrued revenue reserves at December 31, 2015	$—
Amounts charged against product sales	198
Payments/credits	(104)
Accrued revenue reserves at March 31, 2016	$94

Collaboration and License Revenue

We have generated revenue pursuant to our collaboration and license agreement with VFMCRP, which we recorded as collaboration and license revenue. During September 2015, we received the upfront payment of $40.0 million, which is being recognized over the estimated performance period. For the three months ended March 31, 2016, revenue of $11.8 million was recognized. As of March 31, 2016, the Company had $4.6 million and $5.1 million in short-term deferred revenues and long-term deferred revenues, respectively. We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events.

Inventory

Inventories are stated at the lower of cost or market. We determine the cost of our inventories, which include amounts related to third-party contract manufacturing, shipping costs, amortization of plant modifications at our CMOs, packaging services and manufacturing overhead. Inventory is carried at weighted average cost. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Veltassa on October 21, 2015 and began capitalizing inventory starting in October 2015. Costs incurred prior to approval have been recorded as research and development expense in our condensed consolidated statement of operations. As a result, we expect inventory balances and cost of sales for the next several quarters will reflect a lower average per unit cost of materials. We are dependent on increases in product sales for the utilization of inventory.

Accounts Receivable

The Company extends credit to customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported in the condensed consolidated balance sheets, net of allowances for doubtful accounts and cash discounts, generally 2% of the sales price, as an incentive for prompt payment. As of March 31, 2016 and December 31, 2015, the Company had a trade accounts receivable balance of $0.5 million, related to Veltassa product sales. There were no allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(unaudited) (in thousands, except percentages)
Revenues:
Net product revenues	$592	$—	$592	*
Collaboration and license revenue	11,790	—	11,790	*
Total revenues	12,382	—	12,382	*
Operating expenses:
Cost of goods sold	78	—	78	*
Research and development	16,289	15,780	509	3
Selling, general and administrative	50,612	13,487	37,125	275
Total operating expenses	66,979	29,267	37,712	129
Loss from operations	(54,597)	(29,267)	(25,330)	87
Interest and other income net	249	84	165	196
Interest expense	(410)	(482)	72	(15)
Net loss	$(54,758)	$(29,665)	$(25,093)	85%
*	Percentage not meaningful

Net product revenues    During the three months ended March 31, 2016, we recognized $0.6 million in product sales of Veltassa, net of distribution service fees, customer credits, rebates, chargebacks, Medicare Part D coverage gap and co-payment assistance. Our commercial launch of Veltassa occurred in December 2015. There were no product sales for the three months ended March 31, 2015.

Three Months Ended March 31, 2016
(in thousands)
Gross Veltassa product sales	$790
Less provision for product sales accruals	(198)
Net Veltassa product sales	$592

Collaboration and License Revenue    During the three months ended March 31, 2016, we recognized $11.8 million in collaboration and license revenue. There were no collaboration and license revenue for the three months ended March 31, 2015. This increase in collaboration revenue is due to the recognition of $11.8 million in collaboration and license revenue from an upfront payment of $40.0 million from Vifor Fresenius Medical Care Renal Pharma made pursuant to our license agreement with VFMCRP in August 2015.

Cost of Goods Sold    Our cost of goods sold relates to the sales of Veltassa upon commercial launch in the United States in December 2015. Prior to receiving regulatory approval for Veltassa from the FDA in October 2015, we had expensed as research and development costs all cost incurred in the manufacturing of Veltassa to be sold upon commercialization. As such, the inventory cost of Veltassa sold during the three-month period ended March 31, 2016 amounted to $0.1 million. If related costs had not previously been expensed as research and development expense prior to receiving FDA approval, total cost of goods sold would have been approximately $0.2 million during the three-month period ended March 31, 2016. We expect that the inventory cost of Veltassa sold in future quarters will increase as we produce and then sell Veltassa that has an inventory cost that reflects the full cost of manufacturing the product.

Research and Development    During the three months ended March 31, 2016, research and development expenses increased $0.5 million, or 3% as compared to the corresponding period in 2015. The increase was primarily due to an increase in clinical trial activities of $2.9 million related to Phase I drug-drug interaction studies and Phase 4 clinical studies of Veltassa. The increase was offset by a decrease in commercial supply manufacturing expense of $2.1 million. As a result of the approval of Veltassa by the FDA in October 2015, we began capitalizing our commercial manufacturing expense as inventory in October 2015.

Selling, General, and Administrative    During the three months ended March 31, 2016, selling, general, and administrative expenses increased $37.1 million, or 275% as compared to the corresponding period in 2015. The increase was primarily due to an increase of $21.0 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support the expanding operations and commercialization of Veltassa. Furthermore, we incurred increases in service provider expenses of $9.3 million in commercial related activities and $5.6 million in professional and consulting fees.

Liquidity and Capital Resources

Since inception through March 31, 2016, our operations have been financed primarily through net proceeds of $638.8 million pursuant to our public common stock offerings, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our capital loans, equipment lines of credit and we received $40.0 million from VFMCRP pursuant to the terms of our collaboration and license agreement. As of March 31, 2016, we had $205.3 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In November 2015, we filed a shelf registration statement on Form S-3, which permitted: (a) the offering, issuance and sale by us of up to a maximum aggregate offering price of $300.0 million of our common stock, preferred stock, debt securities, warrants, purchase contracts and/or units; and (b) as part of the $300.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock that could be sold under a sales agreement with Cantor Fitzgerald & Co. in one or more at-the-market offerings. During January and February 2016, we sold 2,509,372 shares pursuant to our current at-the-market offering at a weighted-average sale price of $18.18 per share for an aggregate offering price of $45.6 million, and we received aggregate net proceeds of $44.2 million.

In April 2016, we entered into a Credit Agreement for an aggregate principal amount of $150.0 million in senior secured loans (the Loans), which amount bears interest through maturity at 11.5% per annum.  The principal payments under the Credit Agreement are paid in equal quarterly installments of 6.67% of the Loans beginning on December 2018, with the outstanding balance to be repaid on April 27, 2022. The Loans bear interest at a rate of 11.5 percent per year, to be paid quarterly beginning June 15, 2016 and include an interest-only period of 30 months, which may be extended up to 48 months upon meeting certain conditions. In connection with entering into the Credit Agreement, we used approximately $17.0 million of the net proceeds to pay off all outstanding obligations under our loan and security agreement, as amended, with Oxford Finance LLC and Silicon Valley Bank.

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. However, with the commercial launch of Veltassa in December 2015, we expect to significantly increase our investment in costs relating to our commercial manufacturing process and inventory of Veltassa, as well as for commercialization and marketing related activities associated with Veltassa. We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $539.2 million. We will continue to incur net operating losses, even if we generate meaningful revenues from the sales of Veltassa. We will need substantial additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary of Cash Flows

The following table shows a summary of our cash flows for each of the three months ended March 31, 2016 and 2015.

	Three Months Ended
	2016	2015
	(in thousands)
Net cash used in operating activities	$(80,067)	$(23,697)
Net cash provided by (used in) investing activities	38,240	(139,184)
Net cash provided by financing activities	45,845	215,388
Net increase in cash and cash equivalents	$4,018	$52,507

Cash Flows from Operating Activities.    Net cash used in operating activities was $80.1 million for the three months ended March 31, 2016 and consisted primarily of our net loss of $54.8 million less noncash charges such as stock-based compensation expense of $8.0 million and depreciation and amortization of $0.6 million. The significant items in the change in operating assets and liabilities include increases in inventory and prepaid and other assets of $16.0 million and $2.3 million, respectively.  Additionally, there were decreases in deferred revenue and accrued and other liabilities of $12.0 million and $7.9 million, respectively. These uses of cash were offset by an increase in accounts payable of $3.3 million.

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

Cash Flows from Investing Activities.    Net cash provided by investing activities was $38.2 million for the three months ended March 31, 2016 and was primarily due maturities of short-term investments of $84.6 million. These proceeds were offset by purchases of investments of $45.3 million and purchases of fixed assets of $1.1 million.

Net cash used in investing activities was $139.2 million for the three months ended March 31, 2015 and was primarily due to the purchase of investments of $175.9 million and purchases of fixed assets of $2.9 million. These uses of cash were partially offset by maturities of short-term investments of $39.6 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the three months ended March 31, 2016 was $45.8 million and consisted primarily of net proceeds from our at-the-market offering of $44.2 million.

Net cash provided by financing activities for the three months ended March 31, 2015 was $215.4 million and consisted primarily of net proceeds from our follow-on offering of $161.9 million and aggregate net proceeds from our at-the-market offering of $51.8 million.

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

As of March 31, 2016, we had $205.3 million in cash, cash equivalents and short-term investments, which is available to fund future operations. As of March 31, 2016, we believe that our existing cash, cash equivalents and short-term investments plus net proceeds from our senior secured loans and anticipated revenues will be sufficient to fund our operations for at least the next 12 months. If we are unable to achieve the level of revenues from product sales that is contemplated in our operating plan and if we are unable to raise additional funds through public or private equity, debt financings or other sources, we have contingency plans to implement cost cutting actions to reduce our working capital requirements. These reductions in expenditures may have an adverse impact on our ability to achieve certain of our planned objectives.  In addition, our operating plan may change as a result of many other factors currently unknown to us and beyond our control, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. Also, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Veltassa;
•	the time and cost of post-marketing studies for Veltassa;
•	the time necessary to obtain regulatory approvals for Veltassa outside the United States;
•	the costs of obtaining commercial supplies of Veltassa;
•	the manufacturing, selling and marketing costs associated with Veltassa;
•	the amount of sales and other revenues from Veltassa, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	commercialization activities for Veltassa or any future candidate, such as building and optimizing our commercial capabilities;
•	clinical trials or other development activities for Veltassa or any future product candidate ; or
•	our research and development activities.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$19,144	$2,672	$16,472	$—	$—
Operating lease obligations(3)	38,078	3,855	12,205	8,735	13,283
Purchase obligations(4)	285,759	40,829	223,888	21,042	—
Total contractual obligations	$342,981	$47,356	$252,565	$29,777	$13,283

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

(2)

The long-term debt obligation is comprised of an Amended and Restated Loan and Security Agreement that was executed during December 2015 and an equipment line of credit that was obtained during May 2013. All outstanding obligations under the Amended and Restated Loan and Security Agreement were repaid from gross proceeds from the Credit Agreement, entered into in April 2016.

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

Loan and Security Agreements

Term Loan

On May 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) to amend and restate in its entirety the Loan and Security Agreement (the Original Agreement), dated January 31, 2013. Per the terms of the Amended Loan Agreement, upon closing we immediately drew $15.0 million, of which approximately $11.0 million was used to repay the outstanding debt under the Original Agreement, and approximately $0.4 million was used to satisfy the accrued portion of the final payment fee under the Original Agreement. On December 17, 2015, the Company entered into the Fifth Amendment to the Amended Loan Agreement that extended the interest only period through January 2017 followed by 30 months of equal monthly payments of interest and principal. We are required to make a final payment fee of 8.5% of the amounts advanced and the unaccrued portion of the final payment fee under the Original Agreement in the amount of approximately $0.4 million. The interest rate under the Fifth Amendment to the Amended Loan Agreement is 7.40%. All outstanding obligations under the Amended and Restated Loan and Security Agreement were repaid from gross proceeds from the Credit Agreement, entered into in April 2016.

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

Interest Rate Risk

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $205.3 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. All of our outstanding debt obligations carry fixed interest rates.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of all of our available-for-sale investments held as of March 31, 2016, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on the successful commercialization of our first and only drug, Veltassa, which was approved by the U.S. Food and Drug Administration, or FDA, on October 21, 2015 for the treatment of hyperkalemia, a life-threatening condition defined as abnormally elevated levels of potassium in the blood. Veltassa became available for prescription on December 21, 2015. The commercial success of Veltassa will depend on a number of factors, including the following:

•	our ability to effectively execute our plans for commercialization of Veltassa;
•	the extent of market acceptance of Veltassa;
•	the commercial impact of the prescribing information for Veltassa, including the boxed warning and limitation of use;
•	the commercial impact of the dosing separation of Veltassa from other oral medications;
•	the commercial impact of the results of our human drug-drug interaction, or DDI, studies for Veltassa;
•	our ability to incentivize and retain commercial and medical affairs personnel, including sales representatives;
•	the effectiveness of our own, and our vendors’ or collaborators’, marketing, sales and distribution operations;
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

•

the acceptance for filing, and timely review, of a Marketing Authorization Application, or MAA, for Veltassa with the European Medicines Agency, or EMA, which Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, submitted in April 2016;

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

As part of our development of Veltassa, we initially completed 18 rat studies and six in vitro tests (conducted in test tubes). The rat studies showed modest binding with two of 18 drugs, valsartan and rosiglitazone, and the initial in vitro tests showed no binding between Veltassa and the six drugs tested, which included valsartan. In preparation for our Phase 3 clinical studies and in parallel to our initial studies, we conducted additional in vitro DDI tests to evaluate 28 drugs for interactions with Veltassa, with such drugs being considered representative of many drug classes. The proposed list of 28 drugs was discussed with the FDA at various times during the clinical development process. In these additional in vitro tests, we tested the most extreme binding conditions, with the highest clinical dose of Veltassa tested against the lowest clinical dose of the drug being tested. In these additional in vitro tests, half of the drugs tested showed no binding and the other half showed binding. We did not observe any clinically meaningful DDIs in our clinical studies, although our clinical studies were not designed to examine the clinical impact of DDIs directly.

In September 2015, we initiated Phase 1 in vivo (conducted in humans) DDI studies to evaluate whether Veltassa binds to certain drugs in humans that showed binding in our in vitro tests. Such human DDI studies were conducted with the following drugs: amlodipine, clopidogrel, cinacalcet, ciprofloxacin, furosemide, levothyroxine, lithium, metformin, metroprolol, trimethoprim, verapamil and warfarin. In January 2016, we announced the results from these studies. When Veltassa was administered at the same time as the drugs being tested, there was no clinically meaningful reduction in absorption for nine of the 12 drugs. Three drugs showed reduced absorption when they were co-administered with Veltassa, however, when dosing of Veltassa and these drugs was separated by 3 hours, no reduction in absorption was observed.

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

We have recently built our commercial capabilities, and we have only limited experience commercializing a pharmaceutical product. Our ability to optimize our commercial, medical affairs, marketing, sales, market access, and managerial capabilities will depend on a number of factors, including our ability to:

•	incentivize and retain our commercial and medical affairs personnel, including our sales force;
•

ensure our sales representatives, who have relatively limited experience with our company or Veltassa, deliver clear and compelling messages regarding Veltassa, and are credible and persuasive in educating physicians on the appropriate situations to consider prescribing it;

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

There will be no commercially viable market for Veltassa without formulary access and reimbursement from third-party government and commercial payers. Formulary access is being placed on a payer’s list of covered drugs for potential reimbursement. In addition, even if there is a commercially viable market, if the level of access and/or reimbursement is below our expectations, our revenue and gross margins will be adversely affected.

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

In addition, a current trend in the U.S. health care industry is toward cost containment. Third-party payers are exerting increasing influence on decisions regarding the use of and access to particular treatments, and many third-party payers limit coverage of, or reimbursement for, newly approved health care products. Cost-control initiatives could decrease the price we might establish for Veltassa or any future product, which could result in product revenues being lower than anticipated.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing and commercializing Veltassa, which is our only approved drug. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which to evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have generated only limited revenue from product sales. We continue to incur significant operating expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2016 was approximately $54.8 million. As of March 31, 2016, we had an accumulated deficit of $539.2 million. We may continue to incur substantial operating losses even if we generate meaningful revenues from the sales of Veltassa. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of Veltassa. As of March 31, 2016, we had working capital of approximately $184.7 million and capital resources consisting of cash, cash equivalents and short-term investments of approximately $205.3 million. Subsequently, in April 2016, we entered into a Credit Agreement for an aggregate principal amount of $150.0 million in senior secured loans, which amount bears interest through maturity at 11.5% per annum. In connection with entering into the Credit Agreement, we used approximately $17.0 million of the net proceeds to pay off all outstanding obligations under our Loan and Security Agreement, as amended, with Oxford Finance LLC and Silicon Valley Bank. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and commercialization of Veltassa and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply and sales and marketing. In addition, other unanticipated costs may arise. As of March 31, 2016, we believe that our existing cash, cash equivalents and short-term investments plus net proceeds from our senior secured loans and anticipated revenues will be sufficient to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully and timely commercialize Veltassa;
•	the time and cost of post-marketing studies for Veltassa;
•	the time necessary to obtain regulatory approvals for Veltassa outside the United States;
•	the costs of obtaining commercial supplies of Veltassa;
•	the manufacturing, selling and marketing costs associated with Veltassa;
•	the amount of sales and other revenues from Veltassa, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Under our License Agreement with VFMCRP, we are relying on VFMCRP to develop and commercialize Veltassa outside of the United States and Japan, and VFMCRP submitted an MAA for Veltassa to the EMA in April 2016. To gain approval to market Veltassa in Europe and other foreign jurisdictions, we and our collaborators must provide the foreign regulatory authorities with clinical data that adequately demonstrates the safety and efficacy of Veltassa for the intended indication applied for in the respective regulatory filing. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or following, clinical trials even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country.

Foreign regulatory authorities can delay, limit or deny approval to market Veltassa for many reasons, including:

•	an inability to demonstrate to the satisfaction of the applicable foreign regulatory authority that Veltassa is safe and effective for the requested indication;
•	the applicable foreign regulatory authority’s disagreement with the interpretation of data from nonclinical studies or clinical trials;
•	an inability to demonstrate that the clinical and other benefits of Veltassa outweigh any safety or other perceived risks;
•	the applicable foreign regulatory authority’s requirement for additional nonclinical or clinical studies;
•	the applicable foreign regulatory authority’s non-approval of the formulation, labeling and/or the specifications of Veltassa;
•	the applicable foreign regulatory authority’s failure to approve our processes/systems at our corporate facility, or the manufacturing processes or third-party manufacturers with which we contract; or
•	the potential for approval policies or regulations of the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval.

Veltassa may not receive foreign marketing approval despite having achieved its specified endpoints in clinical trials and having obtained FDA approval. Foreign regulatory authorities have substantial discretion in evaluating the results of these trials, and may interpret the data from these trials differently than the FDA. Clinical data often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain foreign regulatory approval for their product. Foreign regulatory authorities may disagree with the trial design and interpretation of data from nonclinical studies and clinical trials.

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

We rely completely on third-party suppliers to manufacture our clinical drug supply of Veltassa, and we rely on third parties to produce commercial supply of Veltassa and nonclinical, clinical and commercial supplies of any future product candidate.

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

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, for the manufacture and supply of drug substance. However, we do not currently have additional suppliers of drug substance under contract, and we submitted only Lanxess as a drug substance supplier for Veltassa. Lanxess is our only approved commercial manufacturer. In April 2016, we submitted a supplemental NDA, or sNDA, for DPx Fine Chemicals to be approved as a supplier of drug substance. In addition, we currently operate under a multi-year Supply Agreement with Patheon Inc., or Patheon, for the manufacture and supply of finished drug product. However, we do not have an alternative supplier of finished drug product under contract, and only Patheon has been validated as a finished drug product supplier for Veltassa. Lanxess and Patheon are currently manufacturing our commercial supply of Veltassa.

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

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized by the Food and Drug Administration Amendments Act of 2007, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own` initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. As part of our NDA for Veltassa, we requested deferral for submission of pediatric data until after approval of the product for use in adults. We expect to begin our first pediatric studies in late 2016.

We are conducting, and plan to conduct in the future, additional clinical trials of Veltassa, and plan to support investigator sponsored trials, or ISTs, and such trials may not meet their pre-specified endpoints, may generate data that are not consistent with the current label for Veltassa, may generate new or unexpected adverse events and may require us to submit amendments to our label to the FDA. We do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

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

We face an inherent risk of product liability as a result of the clinical testing of Veltassa and any future product candidates, and we face an even greater risk with the commercialization of Veltassa or any future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

As of March 31, 2016, we had 429 full-time employees, which includes 295 employees who joined in 2015. We will need to manage the significant and rapid growth of our organization, including a geographically dispersed national customer-facing team, and the integration and retention of new personnel. If we are unable to manage our significant growth and retain our new personnel, then our business may be materially harmed.

If we fail to attract and retain highly qualified personnel, we may be unable to successfully develop Veltassa or any future product candidates, conduct our clinical trials and commercialize Veltassa or any future product candidates.

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

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent. These covenants limit our ability to, among other things:

•	license our intellectual property;
•	sell, transfer, lease or dispose of our assets;
•	create, incur or assume additional indebtedness;
•	encumber or permit liens on certain of our assets;
•	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
•	make specified investments (including loans and advances);
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with our affiliates.

In addition, our Credit Agreement contains a liquidity covenant which requires us to maintain a minimum of $45.0 million of cash and certain cash equivalents; provided, that this minimum liquidity requirement does not apply if we maintain consolidated net sales of at least $85.0 million in a four fiscal quarter period.

The covenants in our Credit Agreement limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding of the aggregate principal amount of $150.0 million, plus exit fees, prepayment premiums, penalties and interest, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment could have a material adverse effect on our business, operating results and financial condition.

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

In addition, we may also seek additional collaboration arrangements, as permitted under our Credit Agreement or as approved by our lenders, with other pharmaceutical or biotechnology companies for the development or commercialization of Veltassa and for potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies, both in the United States and internationally. We will face, to the extent that we decide to enter into additional collaboration arrangements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement any additional collaboration arrangements should we choose to do so, and the terms we may establish may not be favorable to us.

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

If Veltassa is approved for commercialization outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

We have entered into the License Agreement with VFMCRP to commercialize Veltassa outside of the United States and Japan if the product receives the applicable approvals for commercialization, and we may enter into additional agreements with third parties to commercialize Veltassa in Japan. We expect that we will be subject to additional risks related to such international business relationships, including:

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

We are relying on VFMCRP to develop and commercialize Veltassa outside of the United States and Japan, and VFMCRP submitted the MAA for Veltassa to the EMA in April 2016. In order to obtain a MAA or other regulatory approvals outside of the United States, we may be required to conduct additional clinical trials or studies to support our applications, which would be time consuming and expensive, and may produce results that do not result in regulatory approvals. Further, we will have to expend substantial time and resources in order to manage our collaboration with VFMCRP to promote and commercialize Veltassa outside of the United States and Japan. If we do not obtain regulatory approvals for Veltassa in foreign jurisdictions, our ability to expand our business outside the United States will be severely limited.

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

As of March 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market, or short sales of our common stock, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, including after the lapse any legal restrictions on resale, the trading price of our common stock could decline. We have outstanding a total of approximately 44.7 million shares of common stock.

In addition, as of March 31, 2016, approximately 10.2 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2015	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

4.5	Form of Common Stock Purchase Warrant issued in connection with Credit Agreement, dated as of April 27, 2016, by and among Athyrium Opportunities II Acquisition LP, Healthcare Royalty Partners III, L.P., Cantor Fitzgerald Securities and Relypsa, Inc.	8-K	5/3/2016	4.1

10.1†	Addendum 1 to the Manufacturing and Supply Agreement, dated February 11, 2015, by and between DPx Fine Chemicals Austria GmbH & Co. KG. and Relypsa, Inc.				X

10.2†	Amendment No. 1 to the Manufacturing and Supply Agreement, effective as of March 7, 2016, by and between DPx Fine Chemicals Austria GmbH & Co. KG. and Relypsa, Inc.				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Relypsa, Inc.

May 4, 2016	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)