Form 10-Q
period 2016-06-30
Relypsa Inc
filed 2016-08-04
CIK 1416792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the registrant had 44,882,597 shares of common stock outstanding.

Relypsa, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Relypsa, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,172	$63,723
Short-term investments	167,554	176,993
Trade receivables, net	1,338	530
Other receivables	959	779
Inventory	31,881	8,851
Prepaid expenses and other current assets	6,569	5,405
Total current assets	298,473	256,281
Restricted cash	1,436	1,436
Property and equipment, net	10,294	9,627
Other assets	11,374	10,984
Total assets	$321,577	$278,328
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,173	$3,037
Accrued payroll and related expenses	11,375	11,835
Accrued liabilities	24,956	37,737
Deferred rent, current portion	27	27
Line of credit, current portion	—	301
Deferred revenue, current portion	1,125	16,242
Total current liabilities	42,656	69,179
Long-term liabilities:
Deferred rent	3,269	3,039
Term loan	158,581	—
Capital loan	—	15,592
Deferred revenue	6,151	5,645
Total liabilities	210,657	93,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2016 and December 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 300,000 shares authorized at June 30, 2016 and December 31, 2015; 44,826 and 41,974 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	45	42
Additional paid-in capital	733,624	669,331
Accumulated other comprehensive gain (loss)	69	(56)
Accumulated deficit	(622,818)	(484,444)
Total stockholders’ equity	110,920	184,873
Total liabilities and stockholders’ equity	$321,577	$278,328

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net product revenues	$2,118	$—	$2,710	$—
Collaboration and license revenue	3,103	—	14,893	—
Total revenues	5,221	—	17,603	—
Operating expenses:
Cost of goods sold	256	—	334	—
Research and development	17,535	18,627	33,824	34,407
Selling, general and administrative	53,263	20,340	103,875	33,827
Total operating expenses	71,054	38,967	138,033	68,234
Loss from operations	(65,833)	(38,967)	(120,430)	(68,234)
Interest and other (expense) income, net	(13,882)	188	(13,633)	272
Interest expense	(3,901)	(478)	(4,311)	(960)
Net loss	$(83,616)	$(39,257)	$(138,374)	$(68,922)
Net loss per share, basic and diluted	$(1.87)	$(0.95)	$(3.13)	$(1.74)
Weighted average common shares used to compute net loss per share, basic and diluted	44,768,248	41,490,003	44,148,056	39,669,734

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(83,616)	$(39,257)	$(138,374)	$(68,922)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	6	(14)	125	11
Total comprehensive loss	$(83,610)	$(39,271)	$(138,249)	$(68,911)

See accompanying notes.

Relypsa, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(138,374)	$(68,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,383	2,631
Stock-based compensation	14,985	7,753
Amortization of debt discount	564	73
Amortization of debt issuance costs	355	21
Change in fair value of contingent put option	13,151	—
Accretion of final debt payment	204	296
Investment premium amortization	417	—
Loss on disposal of fixed assets	—	13
Changes in assets and liabilities:
Trade receivables	(808)	—
Other receivables	(180)	(477)
Inventory	(23,030)	—
Prepaid expenses and other current assets	(1,175)	423
Other assets and restricted cash	(390)	(1,838)
Accounts payable	2,136	1,081
Accrued and other liabilities	(14,355)	11,019
Deferred rent	230	402
Deferred revenue	(14,611)	—
Net cash used in operating activities	(159,498)	(47,525)
Investing activities
Purchases of investments	(149,973)	(233,158)
Proceeds from maturities of short-term investments	159,120	79,118
Proceeds from sales of short-term investments	—	3,001
Purchases of property and equipment	(2,050)	(4,485)
Net cash provided by (used in) investing activities	7,097	(155,524)
Financing activities
Net proceeds from public offerings	44,242	213,711
Proceeds from common stock option exercises	766	2,032
Proceeds from purchases under the Employee Stock Purchase Plan	1,143	388
Tax payments related to shares withheld for vested restricted stock units	(137)	—
Proceeds from term loan	150,000	—
Repayment of capital loan	(15,000)	—
Repayment of equipment line of credit	(188)	(212)
Debt issuance costs and loan fees	(1,976)	—
Net cash provided by financing activities	178,850	215,919
Net increase in cash and cash equivalents	26,449	12,870
Cash and cash equivalents at beginning of period	63,723	30,264
Cash and cash equivalents at end of period	$90,172	$43,134
Noncash financing activities
Issuance of warrants in connection with term loan	$3,297	$—

See accompanying notes.

Relypsa, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.  Description of Business and Significant Accounting Policies

Organization

Relypsa, Inc. (Relypsa or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s first drug, Veltassa® (patiromer) for oral suspension, for treatment of hyperkalemia. Hyperkalemia is a life-threatening condition defined as abnormally elevated levels of potassium in the blood. The Company launched Veltassa in December 2015 and it is available for prescription to patients in the United States through a limited number of specialty pharmacies and specialty distributors. The Company commenced operations on October 29, 2007. The Company’s principal operations are based in Redwood City, California and it operates in one segment.

On July 20, 2016, the Company entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with Galenica AG, a public limited company existing under the laws of Switzerland (Galenica), and Vifor Pharma USA Inc., a Delaware corporation and an indirect wholly owned subsidiary of Galenica (Merger Sub). Pursuant to the terms of the Merger Agreement, Merger Sub has commenced a tender offer to purchase all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (the Shares), at a purchase price of $32.00 per Share (the Offer Price), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the Offer).

As soon as practicable following the consummation of the Offer and subject to the satisfaction or waiver of the other conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company and the Company will survive the Merger as a wholly owned subsidiary of Galenica (the Merger). The Merger will be effected in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware (the DGCL), which permits completion of the Merger upon the acquisition by Merger Sub in the Offer of at least such percentage of the Company’s stock as would be required to adopt the Merger Agreement at a meeting of the Company’s stockholders. Accordingly, if, following the Offer, a number of Shares have been tendered such that Merger Sub holds a majority of the outstanding Shares, the Merger Agreement contemplates that the parties will cause the closing of the Merger as soon as practicable without a vote of the Company’s stockholders in accordance with Section 251(h) of the DGCL. At the effective time of the Merger, each outstanding Share (other than Shares held by Galenica, Merger Sub or the Company or their direct or indirect wholly owned subsidiaries, Shares irrevocably accepted for purchase pursuant to the Offer and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal under Delaware law) will be automatically converted into the right to receive an amount in cash equal to the Offer Price (the Merger Consideration), without interest, less any applicable withholding taxes, upon the surrender of the certificate representing such Share.  The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the Merger Agreement, including the tender of a majority of the Shares in the Offer and the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company does not expect there to be a significant period of time between the consummation of the Offer and the consummation of the Merger.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015. The consolidated financial statements include all normal recurring adjustments, which the Company considers necessary for a fair presentation of our financial position at such dates and our operating results and cash flows for those periods. Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenues, inventories, clinical trial accruals, manufacturing accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts With Customers, as amended by ASU 2015-14, that outlines a single comprehensive model for entities to use in accounting for revenue recognition and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for the Company for interim and annual reporting periods beginning after January 1, 2018; with early adoption permitted on January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Liquidity

The Company has never been profitable and, as of June 30, 2016, the Company has an accumulated deficit of $622.8 million. The Company may continue to incur substantial operating losses even after it begins to generate meaningful revenues from Veltassa. If the Company is unable to achieve the level of revenues from product sales that is contemplated in its operating plan and the Company is unable to raise additional funds through public or private equity, debt financings or other sources, the Company has contingency plans to implement cost cutting actions to reduce its working capital requirements. These reductions in expenditures may have an adverse impact on the Company’s ability to achieve certain of its planned objectives, which could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so.

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

Accounts Receivable

The Company extends credit to customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported in the condensed consolidated balance sheets, net of allowances for doubtful accounts and cash discounts, generally 2% of the sales price, as an incentive for prompt payment. As of June 30, 2016 and December 31, 2015, the Company had a trade accounts receivable balance of $1.3 million and $0.5 million, respectively, related to Veltassa product sales. There was no allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

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

Product Revenue and Net Product Sales

The Company’s product revenues consist of U.S. sales of Veltassa and are recognized once the Company meets all four revenue recognition criteria described above. Veltassa was approved by the FDA on October 21, 2015 and the Company commenced shipments of Veltassa to specialty pharmacies and specialty distributors in late December 2015. The Company presently does not have the ability to estimate the extent of rebates or chargebacks or product that may ultimately be returned due to our lack of history with Veltassa product revenues at this time. Accordingly, the price is not considered to be deemed fixed or determinable at the time of the shipment to the specialty pharmacy or specialty distributor. Therefore, the Company recognizes revenue once the specialty pharmacy has filled the patient’s prescription for Veltassa or specialty distributor sells Veltassa. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription or specialty distributor sells product to a hospital or other eligible entity. As of June 30, 2016 and December 31, 2015, the Company had a deferred revenue balance of $0.7 million and $0.5 million, respectively, related to Veltassa product sales.

The Company recognizes revenues from product sales net of accruals for estimated customer credits, rebates, discounts, distribution services fees, chargebacks and Medicare Part D coverage gap reimbursements at the time of sale, which we refer to as net product sales.

Collaboration and License Revenue

In August 2015, the Company entered into a collaboration and license agreement (License Agreement) with Vifor Fresenius Medical Care Renal Pharma (VFMCRP), pursuant to which the Company granted to VFMCRP an exclusive, royalty-bearing license to the Company’s patents to develop and commercialize Veltassa outside the United States and Japan (Licensed Territory).  The License Agreement sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities. In exchange for the Company entering into the License Agreement, VFMCRP agreed to pay the Company an upfront cash payment of $40.0 million.  The upfront payment was allocated to the 1) license and work on the submission of Marketing Authorization Application (MAA) deliverable, 2) an R&D deliverable and 3) a committee participation deliverable using the relative estimated selling price method. The Company estimated the best estimate of selling price (BESP) of the license based on a probability-adjusted present value of the expected cash flows. The BESP for the other deliverables was estimated by using internal estimates of the cost to perform the specific services plus a normal profit margin for providing the services. The determination of the BESP of the license involved significant judgment regarding the patient populations in the Licensed Territory, the percent of patients that would be treated and receive payment coverage, the duration of treatment of patients, the time and probability to achieve regulatory and pricing approval, and an appropriate discount rate.

Embedded Derivatives Related to Debt Instruments

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Upon the occurrence of a default or a change of control, the Company may prepay (or may be required to prepay) the outstanding amount of the debt. The prepayment premiums are considered a contingent put option liability, as the holder of the debt may exercise the option to prepay, and is considered an embedded derivative. If the Company were required to prepay the debt in September 2016 upon the occurrence of a change of control, the total amount of prepayment premiums would be approximately $50.0 million. The embedded derivative is presented together with the debt instrument and the related debt discount on a combined basis. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model and the assumptions included in the valuation of the embedded derivative as of June 30, 2016 included an assumption of a change of control of 50% in the near term.  As of June 30, 2016, the embedded derivative had a carrying value of $25.5 million. Changes in the estimated fair value of the bifurcated embedded derivatives are reported as gains or losses in interest and other (expense) income, net in the condensed consolidated statement of operations.

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

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per common share attributable to common stockholders for the periods presented as the effect of including such securities would be antidilutive (in thousands):

	June 30,
	2016	2015
Warrants to purchase common stock	255	15
Options to purchase common stock	4,815	3,963
Restricted stock units	1,001	122
Common stock subject to repurchase	—	1
	6,071	4,101

2.  Fair Value Measurements

The following tables set forth the fair value of the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial assets:
Money market funds	$28,003	$—	$—	$28,003
Corporate bonds	—	75,030	—	75,030
Agency bonds	—	45,055	—	45,055
Commercial paper	—	96,441	—	96,441
U.S. government bonds	—	5,152	—	5,152
Total financial assets	$28,003	$221,678	$—	$249,681
Liabilities:
Contingent put option liability	$—	$—	$25,543	$25,543
Total liabilities	$—	$—	$25,543	$25,543

	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets:
Money market funds	$37,205	$—	$—	$37,205
Corporate bonds	—	46,650	—	46,650
Agency bonds	—	124,434	—	124,434
Commercial paper	—	23,288	—	23,288
U.S. government bonds	—	7,667	—	7,667
Total financial assets	$37,205	$202,039	$—	$239,244
Liabilities:
Contingent put option liability	$—	$—	$93	$93
Total liabilities	$—	$—	$93	$93

As of June 30, 2016, the Company’s Level 3 liability is comprised of a contingent put option liability. The following table sets forth a summary of the changes in the estimated fair value of the Company’s contingent put option, which are measured at fair value on a recurring basis (in thousands):

Balance as of December 31, 2015	$93
Issuance of contingent put option liability	12,392
Settlement of contingent put option included in interest and other (expense) income, net	(93)
Change in fair value included in interest and other (expense) income, net	13,151
Balance as of June 30, 2016	$25,543

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. The Company classifies corporate bonds, commercial paper, agency bonds and U.S. government bonds as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. The Company classified a contingent put option liability as a Level 3 liability. See Note 6 “Borrowings,” for further description. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default and change of control provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The carrying value of the underlying debt facility approximates fair value. Changes to the estimated fair value of the contingent put option will be recorded in interest and other (expense) income, net in the condensed consolidated statement of operations.

The carrying values of the Company’s financial instruments, such as cash equivalents, trade receivables, other receivables, accounts payable, accrued liabilities and line of credit approximate fair value due to the short-term nature of these items.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

3.  Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Cash and money market funds	$36,048	$—	$—	$36,048
Corporate bonds	75,045	10	(25)	75,030
Commercial paper	96,378	63	—	96,441
Agency bonds	45,034	23	(2)	45,055
U.S Government bonds	5,152	1	(1)	5,152
Total financial assets	$257,657	$97	$(28)	$257,726
Reported as:
Cash and cash equivalents				$90,172
Short-term Investments				167,554
				$257,726

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash and money market funds	$38,677	$—	$—	$38,677
Corporate bonds	46,677	—	(27)	46,650
Agency bonds	124,466	12	(44)	124,434
Commercial paper	23,277	11	—	23,288
U.S. government bonds	7,675	—	(8)	7,667
Total financial assets	$240,772	$23	$(79)	$240,716
Reported as:
Cash and cash equivalents				$63,723
Short-term investments				176,993
				$240,716

For the three and six month periods ended June 30, 2016 and 2015, there were no realized gains or losses on the available-for-sale securities.

All of the Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through earnings to its impaired value and establishes that as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2016, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

4.  Inventory

The Company began capitalizing inventory in October 2015 once the FDA approved Veltassa. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$9,181	$4,761
Work in process	15,774	3,943
Finished goods	6,926	147
Total inventory	$31,881	$8,851

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued accounts payable	$11,490	$10,717
Accrued contract manufacturing	10,970	26,371
Accrued professional and consulting services	806	355
Accrued interest	767	93
Accrued clinical trial expenses	720	201
Accrued product discounts and allowances	203	—
	$24,956	$37,737

6.  Borrowings

Credit Agreement

On April 27, 2016, the Company entered into a Credit Agreement (the Credit Agreement) with Athyrium Opportunities II Acquisition LP and Healthcare Royalty Partners III, L.P. (the Lenders) and Cantor Fitzgerald Securities, as the Administrative Agent, for an aggregate principal amount of $150.0 million in senior secured loans (the Loans). Principal payments on the Loans are paid in equal quarterly installments of 6.67% of the Loans beginning on December 2018, with the outstanding balance to be repaid on April 27, 2022. The Loans bear interest at a rate of 11.5% per year, to be paid quarterly beginning June 15, 2016 and include an interest-only period of 30 months, which may be extended up to 48 months upon meeting certain conditions.  As of June 30, 2016 the outstanding principal balance and the net carrying value of the Credit Agreement was $150.0 million and $133.0 million, respectively. Upon execution of the Credit Agreement, the Company paid a closing fee to the Lenders of $1.5 million.

The Company is also required to make mandatory prepayments of the borrowings under the Credit Agreement, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. In addition, upon the occurrence of a change of control, the Company may prepay (or certain of the Lenders may require the Company to prepay), the outstanding amount of the Loans. Upon the prepayment or repayment of all or any of the outstanding principal balance, the Company shall pay in addition to such prepayment, a prepayment premium equal to (i) with respect to any such prepayment paid on or prior to April 27, 2018, an amount equal to the greater of (a) 1.00% of the principal amount prepaid and (b) the amount, if any, by which (1) the present value as of such date of determination of (x) 111.50% of the principal amount prepaid plus (y) all required interest payments that would have been due on the principal amount prepaid through and including April 27, 2018, computed using a discount rate equal to the three month treasury rate plus 1.00%, exceeds (2) the principal amount prepaid, (ii) with respect to any prepayment paid or required to be paid after April 27, 2018 but on or prior to April 27, 2019, 11.50% of the principal amount prepaid, (iii) with respect to any prepayment paid or required to be paid after April 27, 2019 but on or prior to April 27, 2020, 5.75% of the principal amount of the Borrowings prepaid, (iv) with respect to any prepayment paid or required to be paid after April 27, 2020 but on or prior to April 27, 2021, 2.875% of the principal amount prepaid and (v) with respect to any prepayment paid or required to be prepaid thereafter, 0.00% of the principal amount prepaid.  The Company shall also pay an exit fee in an amount equal to 2.00% of the principal amount prepaid or repaid. If the Company were required to prepay the loan in September 2016 upon the occurrence of a change of control, the total amount of the prepayment premium would be approximately $50.0 million. The prepayment premiums are considered a contingent put option liability, as the holder of the Loans may exercise the option to prepay, and is considered an embedded derivative. The valuation of the contingent put option liability is described further in Note 2. The assumption included in the valuation of the embedded derivative as of June 30, 2016 included an assumption of a change in control of 50% in the near term.

The obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s tangible and intangible property. The Credit Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, require the Company and its subsidiary to satisfy a certain financial covenant and limits the ability of the Company and its subsidiary’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales or sale and leaseback transactions, and declare dividends or redeem or repurchase capital stock. A failure to comply with these covenants could permit the Lenders under the Credit Agreement to declare the outstanding principal amount, together with accrued interest and fees, to be immediately due and payable.

In connection with the Credit Agreement, the Company issued to the Lenders warrants to purchase up to an aggregate of 239,872 shares of the Company’s common stock at an exercise price equal to $18.76 per share. The fair value of the warrants issued was $3.3 million at the issuance date and was estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate of 1.69%, a life of 7 years, a volatility factor of 83.32%, and no dividend yield. These warrants are exercisable immediately upon issuance, and excluding certain mergers or acquisitions, will expire on the seven-year anniversary of the date of issuance. As of June 30, 2016, all of these warrants were outstanding.

The following are the future principal payments under the terms of the Credit Agreement:

2016	$—
2017	—
2018	10,005
2019	40,020
2020	40,020
Thereafter	59,955
Total future principal payments	$150,000

Capital Loan

On May 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank to amend and restate in its entirety the Loan and Security Agreement, (the Original Agreement), dated January 31, 2013. As of December 31, 2015, $15.0 million was outstanding under the Amended Loan Agreement.

The Capital Loan was paid in full in April 2016, when Athyrium Opportunities II Acquisition LP and Healthcare Royalty Partners III, L.P. and the Company entered into the Credit Agreement. The Company used a portion of the proceeds under the Credit Agreement to repay the Capital Loan’s outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling approximately $17.0 million. As a result of repayment of the Capital Loan, an expense of $1.2 million was recognized as interest and other (expense) income, net during the three and six month period ended June 30, 2016.

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

The arrangement consideration allocated to the license and work on the submission of MAA will be recognized as collaboration and license revenue over the estimated performance period beginning upon the delivery of the license in August 2015. The amount allocated to the research and development activities and JSC and JDC participation are being recognized over the estimated performance period. For the three and six months ended June 30, 2016, revenue of $3.1 million and $14.9 million, respectively, was recognized. There were no collaboration and license revenue for the three and six months ended June 30, 2015. As of June 30, 2016, the Company had $0.4 million and $6.2 million in short-term deferred revenues and long-term deferred revenues, respectively related to collaboration and license revenue.

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

Purchase Commitments

The following are the combined future minimum payments primarily under the terms of the Lanxess Supply Agreement and the DPx Supply Agreement as of June 30, 2016.  These amounts are based on estimates of future timing, quantity discounts and manufacturing efficiencies (in thousands):

2016	$25,032
2017	67,978
2018	71,861
2019	80,857
2020	20,570
Total future minimum payments	$266,298

Operating Lease

On June 26, 2014, the Company entered into a new lease (the Lease) for office and laboratory facilities in Redwood City, California that serves as the Company’s principal executive offices. The Lease commenced on February 1, 2015, following the landlord’s construction of certain improvements to the premises required under the Lease. The Lease terminates 10 years after the commencement and the Company has an option to extend the Lease for an additional five years upon written notice to landlord. On July 10, 2015, the Company amended the Lease to expand the existing premises. The term of the expanded premises has the same termination date as the existing lease.

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

9.  Equity Compensation Plans and Stock-Based Compensation

The following table summarizes option activity under the Company’s equity compensation plans and related information (in thousands, except per share and contractual term amounts):

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in years)
Balances outstanding at December 31, 2015	1,691	4,951	$19.09
Additional shares reserved under plan	1,679	—	—
Options granted	(250)	250	18.84
Options exercised	—	(170)	4.50
Options forfeited/canceled	216	(216)	26.96
Restricted stock units granted	(119)	—	—
Restricted stock units canceled	82	—	—
Balances outstanding at June 30, 2016	3,299	4,815	$19.24	8.0	$21,409
Vested and expected to vest at June 30, 2016		4,656	$19.04	7.9	$21,288
Vested at June 30, 2016		2,100	$13.49	7.0	$17,137

The weighted-average grant-date estimated fair value of options granted during the three months ended June 30, 2016 and 2015 was $12.35 and $24.63, respectively. During the six months ended June 30, 2016 and 2015, the weighted-average grant-date estimated fair value of options granted was $13.44 and $24.80, respectively. The aggregate intrinsic value of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2016.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development:
Employees	$1,946	$897	$4,381	$1,780
Nonemployee consultants	87	1,154	155	2,392
Selling, general and administrative:
Employees	4,909	2,076	10,449	3,581
Total stock-based compensation expense	$6,942	$4,127	$14,985	$7,753

As of June 30, 2016, the total unrecognized stock-based compensation expense related to stock options and the employee stock purchase plan (ESPP) was $42.1 million, which is expected to be recognized over an estimated weighted-average period of 2.6 years.

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

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	82% - 86.8%	82% - 86%	82% - 86.8%	82% - 92%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6	6	6	6
Risk-free rate	1.2% –1.5%	1.5% –1.9%	1.2% –1.9%	1.3% –1.9%

The fair value of nonemployee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	84%	91%	83% - 84%	91% - 92%
Expected dividends	0%	0%	0%	0%
Expected term (in years)	6-9	6-9	6-9	6-9
Risk-free rate	1.1% –1.4%	1.8% - 2.1%	1.1% –1.7%	1.5% - 2.1%

Expected stock price volatility is based on an average of the Company’s volatility and several peer public companies due to the Company’s limited history.

Restricted Stock Units

During 2016, the Company granted restricted stock unit (RSUs) awards subject to time-based vesting criteria. RSUs subject to time-based vesting criteria entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs subject to time-based vesting criteria, vesting is based on continuous employment or service of the holder to the Company. The fair value of RSUs is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The following table summarizes restricted stock unit activity for the six months ended June 30, 2016 (in thousands, except per share amounts):

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	1,042	$22.35
Granted	119	18.39
Vested	(78)	22.30
Canceled	(82)	21.78
Nonvested at June 30, 2016	1,001	$21.93

The total unrecognized stock-based compensation expense related to non-vested RSUs at June 30, 2016, was $17.1 million, and is expected to be recognized over a weighted-average period of approximately 2.6 years.

10.  Subsequent Events

On July 20, 2016, the Company entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with Galenica AG, a public limited company existing under the laws of Switzerland (Galenica), and Vifor Pharma USA Inc., a Delaware corporation and an indirect wholly owned subsidiary of Galenica (Merger Sub). Pursuant to the terms of the Merger Agreement, Merger Sub has commenced a tender offer to purchase all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (the Shares), at a purchase price of $32.00 per Share (the Offer Price), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the Offer).

As soon as practicable following the consummation of the Offer and subject to the satisfaction or waiver of the other conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company and the Company will survive the Merger as a wholly owned subsidiary of Galenica (the Merger). The Merger will be effected in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware (the DGCL), which permits completion of the Merger upon the acquisition by Merger Sub in the Offer of at least such percentage of the Company’s stock as would be required to adopt the Merger Agreement at a meeting of the Company’s stockholders. Accordingly, if, following the Offer, a number of Shares have been tendered such that Merger Sub holds a majority of the outstanding Shares, the Merger Agreement contemplates that the parties will cause the closing of the Merger as soon as practicable without a vote of the Company’s stockholders in accordance with Section 251(h) of the DGCL. At the effective time of the Merger, each outstanding Share (other than Shares held by Galenica, Merger Sub or the Company or their direct or indirect wholly owned subsidiaries, Shares irrevocably accepted for purchase pursuant to the Offer and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal under Delaware law) will be automatically converted into the right to receive an amount in cash equal to the Offer Price (the Merger Consideration), without interest, less any applicable withholding taxes, upon the surrender of the certificate representing such Share.  The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the Merger Agreement, including the tender of a majority of the Shares in the Offer and the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company does not expect there to be a significant period of time between the consummation of the Offer and the consummation of the Merger.

The Merger Agreement includes customary termination rights for both the Company and Parent including, among others, the right to terminate in the event that the acceptance time has not occurred on or before December 15, 2016. Additionally, the Company has agreed to pay Parent a termination fee of $49.0 million in cash upon termination of the Merger Agreement under certain specified circumstances, including in connection with a termination of the Merger Agreement by the Company to accept a competing transaction proposal.

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

In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q and do not assume the consummation of the pending acquisition of us by Galenica AG.  We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of polymer-based drugs to treat conditions that are often overlooked and undertreated, but that can have a serious impact on patients’ lives and even be life-threatening. On October 21, 2015 the U.S. Food and Drug Administration, or FDA, approved our first drug, Veltassa ® (patiromer) for oral suspension, for the treatment of hyperkalemia. Hyperkalemia is a life-threatening condition defined as abnormally elevated levels of potassium in the blood.

Veltassa is a non-absorbed, high capacity potassium binding polymer with a well-established mode of action. In our clinical trials, Veltassa met its efficacy endpoints, reducing serum potassium, or potassium in the blood, to target levels, sustaining potassium in the desired range and was well tolerated for up to 52 weeks.

We commenced the commercial launch of Veltassa in the United States on December 21, 2015, the date the medicine was first available for prescription in the United States.

Veltassa is being distributed directly to patients via three nationally-recognized specialty mail order pharmacies and to hospitals through a network of authorized specialty distributors. Our distribution partners provide broad reach to fill prescriptions and deliver Veltassa to patients across the country. We are working with national and regional payers in order to secure formulary access for Veltassa. Formulary access is being placed on a payer’s list of covered drugs for reimbursement.

Since commencing operations in October 2007, we have devoted substantially all our efforts to identifying and developing products utilizing our proprietary polymer drug discovery technology, including Veltassa, and we have devoted substantially all of our financial resources to the development and commercialization of Veltassa. We may continue to incur substantial operating losses even after we begin to generate meaningful revenue from Veltassa. Through June 30, 2016, we have primarily funded our operations from the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, a payment to us under our collaboration agreement with Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, and various credit facilities.

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

Recent Development

On July 20, 2016, we entered into an Agreement and Plan of Merger (Merger Agreement) with Galenica AG, a public limited company existing under the laws of Switzerland (Parent) and Vifor Pharma USA Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub). Pursuant to the terms of the Merger Agreement, Merger Sub will commence a tender offer to purchase all of the our issued and outstanding shares of common stock at a purchase price of $32.00 per Share payable to the holder thereof in cash, without interest and less any applicable withholding taxes. Subject to the terms and conditions of the Merger Agreement, we expect the closing under the Merger Agreement to occur during the third quarter of 2016.

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

Product Revenue and Net Product Sales  Our product revenues consist of U.S. sales of Veltassa and are recognized once we meet all four revenue recognition criteria described above. Upon receipt of product by the specialty pharmacy or specialty distributor, we meet three of the four revenue recognition criteria in that persuasive evidence of an arrangement exists, delivery has occurred, and collectability is reasonably assured. However, at the time of receipt of product by the specialty pharmacy or specialty distributor, we presently do not have the ability to estimate product that will ultimately be returned due to our lack of history with product revenues at this time. Accordingly, the price is not deemed fixed or determinable. Therefore, we recognize revenue once the specialty pharmacy has filled the patient’s prescription for Veltassa or specialty distributor sells Veltassa. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the specialty pharmacy provides product to a patient based on the fulfillment of a prescription or specialty distributor sells product to a hospital or other eligible entity.

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

Chargebacks:    Chargebacks are discounts that occur when contracted customers purchase directly from the Company or from a specialty distributor at a contracted purchase price. Contracted customers, which currently consist primarily of Public Health Service covered entities, non-profit clinics, Federal government entities purchasing via the Federal Supply Schedule, and certain health systems, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to us the difference between the Wholesale Acquisition Price (WAC) and the customer’s contracted price. The allowance for chargebacks is based on known sales to contracted customers.

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

We analyze the adequacy of our accruals for sales deductions quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate the adjustment is appropriate. Accruals are also adjusted to reflect actual results. Amounts recorded in accrued liabilities in the Condensed Consolidated Balance Sheets for sales deductions for the six months ended June 30, 2016 were:

(in thousands)
Accrued revenue reserves at December 31, 2015	$—
Amounts charged against product sales	702
Payments/credits	(499)
Accrued revenue reserves at June 30, 2016	$203

Collaboration and License Revenue

We have generated revenue pursuant to our collaboration and license agreement with VFMCRP, which we recorded as collaboration and license revenue. During September 2015, we received an upfront payment of $40.0 million, which is being recognized over the estimated performance period. For the three and six months ended June 30, 2016, revenue of $3.1 million and $14.9 million, respectively, was recognized. As of June 30, 2016, we had $0.4 million and $6.2 million in short-term deferred revenues and long-term deferred revenues, respectively. We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events.

Embedded Derivatives Related to Debt Instruments

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the debt instrument. Upon the occurrence of a default or change of control, we may prepay (or may be required to prepay) the outstanding amount of the debt. The prepayment premiums are considered a contingent put option liability, as the holder of the debt may exercise the option to prepay, and is considered an embedded derivative. If we were required to prepay the debt in September 2016 upon the occurrence of a change of control, the total amount of prepayment premiums would be approximately $50.0 million. The embedded derivative is presented together with the debt instrument and the related debt discount on a combined basis. The fair value of the contingent put option liability was determined by using a risk-neutral valuation model and the assumptions included in the valuation of the embedded derivative as of June 30, 2016 included an assumption of a change of control of 50% in the near term.  As of June 30, 2016, the embedded derivative had a carrying value of $25.5 million. Changes in the estimated fair value of the bifurcated embedded derivatives are reported as gains and losses in interest and other (expense) income, net in the condensed consolidated statement of operations.

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

Accounts Receivable

We extend credit to customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported in the condensed consolidated balance sheets, net of allowances for doubtful accounts and cash discounts, generally 2% of the sales price, as an incentive for prompt payment. As of June 30, 2016 and December 31, 2015, we had trade accounts receivable balances of $1.3 million and $0.5 million, respectively, related to Veltassa product sales. There were no allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(unaudited) (in thousands, except percentages)
Revenues:
Net product revenues	$2,118	$—	$2,118	*
Collaboration and license revenue	3,103	—	3,103	*
Total revenues	5,221	—	5,221	*
Operating expenses:
Cost of goods sold	256	—	256	*
Research and development	17,535	18,627	(1,092)	(6)
Selling, general and administrative	53,263	20,340	32,923	162
Total operating expenses	71,054	38,967	32,087	82
Loss from operations	(65,833)	(38,967)	(26,866)	69
Interest and other (expense) income, net	(13,882)	188	(14,070)	*
Interest expense	(3,901)	(478)	(3,423)	*
Net loss	$(83,616)	$(39,257)	$(44,359)	113%
*	Percentage not meaningful

Net product revenues    During the three months ended June 30, 2016, we recognized $2.1 million in product sales of Veltassa, net of distribution service fees, customer credits, rebates, chargebacks, Medicare Part D coverage gap and co-payment assistance. Our commercial launch of Veltassa occurred in December 2015. There were no product sales for the three months ended June 30, 2015.

Three Months Ended June 30, 2016
(in thousands)
Gross product sales	$2,622
Less provision for product sales accruals	(504)
Net product sales	$2,118

Collaboration and License Revenue    During the three months ended June 30, 2016, we recognized $3.1 million in collaboration and license revenue. There was no collaboration and license revenue for the three months ended June 30, 2015. This increase in collaboration revenue is due to the recognition of $3.1 million in collaboration and license revenue from an upfront payment of $40.0 million from VFMCRP made pursuant to our license agreement with VFMCRP in August 2015.

Cost of Goods Sold    Our cost of goods sold relates to the sales of Veltassa upon commercial launch in the United States in December 2015. Prior to receiving regulatory approval for Veltassa from the FDA in October 2015, we had expensed as research and development expense all costs incurred in the manufacturing of Veltassa to be sold upon commercialization. As such, the inventory cost of Veltassa sold during the three-month period ended June 30, 2016 amounted to $0.3 million. If related costs had not previously been expensed as research and development expense prior to receiving FDA approval, total cost of goods sold would have been approximately $0.8 million during the three-month period ended June 30, 2016. We expect that the inventory cost of Veltassa sold in future quarters will increase as we produce and then sell Veltassa that has an inventory cost that reflects the full cost of manufacturing the product.

Research and Development    During the three months ended June 30, 2016, research and development expenses decreased $1.1 million, or 6% as compared to the corresponding period in 2015. The decrease was primarily due to a decrease of $3.4 million in commercial supply manufacturing. As a result of the approval of Veltassa by the FDA in October 2015, we began capitalizing our commercial manufacturing expense as inventory in October 2015. This decrease was offset by an increase in clinical trial activities of $2.0 million related to Phase 4 clinical studies of Veltassa.

Selling, General, and Administrative    During the three months ended June 30, 2016, selling, general, and administrative expenses increased $32.9 million, or 162% as compared to the corresponding period in 2015. The increase was primarily due to an increase of $17.8 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support the expanding operations and commercialization of Veltassa. Furthermore, we incurred increases in service provider expenses of $8.8 million in commercial related activities and $5.7 million in professional and consulting fees.

Interest and other (expense) income, net    During the three months ended June 30, 2016, interest and other (expense) income, net changed $14.1 million as compared to the corresponding period in 2015. The change was primarily due to a change in fair value of our contingent put option of $13.2 million and $1.2 million in expenses related to the extinguishment of the Capital Loan.

Interest expense  During the three months ended June 30, 2016, interest expense increased $3.4 million as compared to the corresponding period in 2015. The increase is primarily due to interest expense associated with our $150.0 million Credit Agreement entered into in April 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(unaudited) (in thousands, except percentages)
Revenues:
Net product revenues	$2,710	$—	$2,710	*
Collaboration and license revenue	14,893	—	14,893	*
Total revenues	17,603	—	17,603	*
Operating expenses:
Cost of goods sold	334	—	334	*
Research and development	33,824	34,407	(583)	(2)
Selling, general and administrative	103,875	33,827	70,048	207
Total operating expenses	138,033	68,234	69,799	102
Loss from operations	(120,430)	(68,234)	(52,196)	76
Interest and other (expense) income, net	(13,633)	272	(13,905)	*
Interest expense	(4,311)	(960)	(3,351)	*
Net loss	$(138,374)	$(68,922)	$(69,452)	101%
*	Percentage not meaningful

Net product revenues    During the six months ended June 30, 2016, we recognized $2.7 million in product sales of Veltassa, net of distribution service fees, customer credits, rebates, chargebacks, Medicare Part D coverage gap and co-payment assistance. Our commercial launch of Veltassa occurred in December 2015. There were no product sales for the six months ended June 30, 2015.

Six Months Ended June 30, 2016
(in thousands)
Gross product sales	$3,412
Less provision for product sales accruals	(702)
Net product sales	$2,710

Collaboration and License Revenue    During the six months ended June 30, 2016, we recognized $14.9 million in collaboration and license revenue. There were no collaboration and license revenue for the six months ended June 30, 2015. This increase in collaboration revenue is due to the recognition of $14.9 million in collaboration and license revenue from an upfront payment of $40.0 million from Vifor Fresenius Medical Care Renal Pharma made pursuant to our license agreement with VFMCRP in August 2015.

Cost of Goods Sold    Our cost of goods sold relates to the sales of Veltassa upon commercial launch in the United States in December 2015. Prior to receiving regulatory approval for Veltassa from the FDA in October 2015, we had expensed as research and development expense all costs incurred in the manufacturing of Veltassa to be sold upon commercialization. As such, the inventory cost of Veltassa sold during the six-month period ended June 30, 2016 amounted to $0.3 million. If related costs had not previously been expensed as research and development expense prior to receiving FDA approval, total cost of goods sold would have been approximately $1.0 million during the six-month period ended June 30, 2016. We expect that the inventory cost of Veltassa sold in future quarters will increase as we produce and then sell Veltassa that has an inventory cost that reflects the full cost of manufacturing the product.

Research and Development    During the six months ended June 30, 2016, research and development expenses decreased $0.6 million, or 2% as compared to the corresponding period in 2015. The decrease was primarily due to a decrease of $5.5 million commercial supply manufacturing. As a result of the approval of Veltassa by the FDA in October 2015, we began capitalizing our commercial manufacturing expense as inventory in October 2015. This decrease was offset by an increase in clinical trial activities of $4.9 million related to Phase 1 drug-drug interaction studies and Phase 4 clinical studies of Veltassa.

Selling, General, and Administrative    During the six months ended June 30, 2016, selling, general, and administrative expenses increased $70.0 million, or 207% as compared to the corresponding period in 2015. The increase was primarily due to an increase of $38.8 million in personnel costs resulting from an increase in headcount and employee stock-based compensation to support the expanding operations and commercialization of Veltassa. Furthermore, we incurred increases in service provider expenses of $18.7 million in commercial related activities and $11.3 million in professional and consulting fees.

Interest and other (expense) income, net    During the six months ended June 30, 2016, interest and other (expense) income, net changed $13.9 million as compared to the corresponding period in 2015. The change was primarily due to a change in fair value of our contingent put option of $13.2 million and $1.2 million in expenses related to the extinguishment of the Capital Loan.

Interest expense  During the six months ended June 30, 2016, interest expense increased $3.4 million as compared to the corresponding period in 2015. The increase is primarily due to interest expense associated with our $150.0 million Credit Agreement entered into in April 2016.

Liquidity and Capital Resources

Since inception through June 30, 2016, our operations have been financed primarily through net proceeds of $638.8 million pursuant to our public common stock offerings, sales of shares of our convertible preferred stock and the issuance of promissory notes. In addition, we have received financing through our recent Credit Agreement with Athyrium Opportunities II Acquisition LP and Healthcare Royalty Partners II, L.P., capital loans, equipment lines of credit and we received $40.0 million from VFMCRP pursuant to the terms of our collaboration and license agreement. As of June 30, 2016, we had $257.7 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held in a variety of interest-bearing instruments, including corporate debt securities, commercial paper, agency bonds and money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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

Our primary uses of cash are to fund operating expenses, which have historically been primarily research and development related expenditures. However, with the commercial launch of Veltassa in December 2015, we are making significant investments and expect to continue to do so in costs relating to our commercial manufacturing process and inventory of Veltassa, as well as for commercialization and marketing related activities associated with Veltassa. We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of $622.8 million. We will continue to incur net operating losses, even if we generate meaningful revenues from the sales of Veltassa. We will need substantial additional funding to support our future operating activities and adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenues to achieve profitability and we may never do so.

Summary of Cash Flows

The following table shows a summary of our cash flows for each of the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(159,498)	$(47,525)
Net cash provided by (used in) investing activities	7,097	(155,524)
Net cash provided by financing activities	178,850	215,919
Net increase in cash and cash equivalents	$26,449	$12,870

Cash Flows from Operating Activities.    Net cash used in operating activities was $159.5 million for the six months ended June 30, 2016 and consisted primarily of our net loss of $138.4 million less noncash charges such as stock-based compensation expense of $15.0 million, change in fair value of contingent put option of $13.2 million and depreciation and amortization of $1.4 million. The significant items in the change in operating assets and liabilities include increases in inventory of $23.0 million and prepaid and other assets of $1.2 million. Additionally, there were decreases in accrued liabilities of $14.4 million and deferred revenue of $14.6 million. These uses of cash were offset by an increase in accounts payable of $2.1 million.

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

Cash Flows from Investing Activities.    Net cash provided by investing activities was $7.1 million for the six months ended June 30, 2016 and was primarily due to maturities of short-term investments of $159.1 million. This was offset by the purchase of investments of $150.0 million and purchases of fixed assets of $2.1 million.

Net cash used in investing activities was $155.5 million for the six months ended June 30, 2015 and was primarily due to the purchase of investments of $233.2 million and purchases of fixed assets of $4.5 million. These uses of cash were partially offset by maturities of short-term investments of $79.1 million and sales of short-term investments of $3.0 million.

Cash Flows from Financing Activities.     Net cash provided by financing activities for the six months ended June 30, 2016 was $178.9 million and consisted primarily of net proceeds from our at-the-market offering of $44.2 million and $150.0 million in gross proceeds from our credit agreement. These proceeds were partially offset by the payment of approximately $15.2 million to pay off all outstanding obligations under our Amended and Restated Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank.

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

As of June 30, 2016, we had $257.7 million in cash, cash equivalents and short-term investments, which is available to fund future operations. We believe that our existing cash, cash equivalents and short-term investments and anticipated revenues will be sufficient to fund our operations into the second quarter of 2017. If we are unable to achieve the level of revenues from product sales that is contemplated in our operating plan and if we are unable to raise additional funds through public or private equity, debt financings or other sources, we have contingency plans to implement cost cutting actions to reduce our working capital requirements. These reductions in expenditures may have an adverse impact on our ability to achieve certain of our planned objectives.  In addition, our operating plan may change as a result of many other factors currently unknown to us and beyond our control, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. Also, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	whether we close the Merger pursuant to the Merger Agreement, and the timing thereof;
•	our ability to successfully commercialize Veltassa;
•	the time and cost of post-marketing studies for Veltassa;
•	the time necessary to obtain regulatory approvals for Veltassa outside the United States;
•	the costs of obtaining commercial supplies of Veltassa;
•	the manufacturing, selling and marketing costs associated with Veltassa;
•	the amount of sales and other revenues from Veltassa, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the progress, timing, scope and costs of our nonclinical studies and clinical trials, including the ability to enroll patients in a timely manner for potential future clinical trials;
•	the time and cost necessary to respond to technological and market developments; and
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

In addition, under the terms and prior to the termination of the Merger Agreement, we must receive Galenica’s approval of certain expenditures above certain dollar amounts, as set forth in the Merger Agreement.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than One Year	1-3 Years	4-5 Years	Thereafter
Contractual Obligations(1)
Long-term debt obligation(2)	$224,867	$17,490	$116,681	$90,696	$—
Operating lease obligations(3)	37,120	3,884	12,287	8,800	12,149
Purchase obligations(4)	266,298	44,292	222,006	—	—
Total contractual obligations	$528,285	$65,666	$350,974	$99,496	$12,149

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

(2)

The long-term debt obligation is comprised of a Credit Agreement that was executed during April 2016. Upon the occurrence of a change of control, we may prepay (or may be required to prepay), the outstanding amount of the debt. If we were required to prepay the loan in September 2016 upon the occurrence of a change of control, the total amount of the prepayment premium would be approximately $50.0 million.

(3)	These amounts are comprised of the rent payments on our leases.
(4)

The purchase obligations are primarily comprised of our non-cancelable purchase commitments under our Manufacturing and Supply Agreement (the Lanxess Supply Agreement) with LANXESS Corporation and under our Manufacturing and Supply Agreement (DPx Supply Agreement) with DPx Fine Chemicals Austria GmbH & Co KG (DPx Fine Chemicals), formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG. These amounts are based on estimates of our future timing, quantity discounts and manufacturing efficiencies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rates fluctuations.

Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $257.7 million, which consist of bank deposits, money market funds, corporate bonds, agency bonds, U.S. government bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of all of our available-for-sale investments held as of June 30, 2016, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Credit Agreement

Principal payments on our Credit Agreement are paid in equal quarterly installments of 6.67 percent of the Loans beginning on December 2018, with the outstanding balance to be repaid on April 27, 2022. The Loans bear interest at a rate of 11.5 percent per year, to be paid quarterly beginning June 15, 2016 and include an interest-only period of 30 months, which may be extended up to 48 months upon meeting certain conditions. The outstanding borrowings carry a fixed interest rate, however, changes in market interest rates may affect the fair value of the Loan, but do not impact earnings or cash flows. The net carrying value of the Credit Agreement as of June 30, 2016 is $133.0 million and approximates fair value.

The following are the future principal payments under the terms of the Credit Agreement:

2016	$—
2017	—
2018	10,005
2019	40,020
2020	40,020
Thereafter	59,955
Total future principal payments	$150,000

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not subject to any material legal proceedings.

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

On July 20, 2016, the Company entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with Galenica AG, a public limited company existing under the laws of Switzerland (Galenica), and Vifor Pharma USA Inc., a Delaware corporation and an indirect wholly owned subsidiary of Galenica (Merger Sub). Pursuant to the terms of the Merger Agreement, Merger Sub has commenced a tender offer to purchase all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (the Shares), at a purchase price of $32.00 per Share (the Offer Price), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the Offer).

As soon as practicable following the consummation of the Offer and subject to the satisfaction or waiver of the other conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company and the Company will survive the Merger as a wholly owned subsidiary of Galenica (the Merger). The Merger will be effected in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware (the DGCL), which permits completion of the Merger upon the acquisition by Merger Sub in the Offer of at least such percentage of the Company’s stock as would be required to adopt the Merger Agreement at a meeting of the Company’s stockholders. Accordingly, if, following the Offer, a number of Shares have been tendered such that Merger Sub holds a majority of the outstanding Shares, the Merger Agreement contemplates that the parties will cause the closing of the Merger as soon as practicable without a vote of the Company’s stockholders in accordance with Section 251(h) of the DGCL. At the effective time of the Merger, each outstanding Share (other than Shares held by Galenica, Merger Sub or the Company or their direct or indirect wholly owned subsidiaries, Shares irrevocably accepted for purchase pursuant to the Offer and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal under Delaware law) will be automatically converted into the right to receive an amount in cash equal to the Offer Price (the Merger Consideration), without interest, less any applicable withholding taxes, upon the surrender of the certificate representing such Share.  The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the Merger Agreement, including the tender of a majority of the Shares in the Offer and the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company does not expect there to be a significant period of time between the consummation of the Offer and the consummation of the Merger.

Except for the risk factors relating to consummation of the Merger, the following risk factors have been prepared assuming the consummation of the pending acquisition of us by Galenica does not occur.

Risks Related to the Merger

The announcement and pendency of the acquisition of us by Galenica pursuant to the Offer and subsequent Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•

Third parties may determine to delay or defer purchase decisions with regard to our product or terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

The attention of our management and some of our employees may be directed toward the completion of the Offer and Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;

•	Sales of Veltassa may be negatively impacted if we experience a sales force turnover or if the sales force activity is reduced as a result of the announcement of the Offer and the Merger; and

•

Current and prospective employees may experience uncertainty regarding their future roles with Galenica following the Merger, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on commercialization and marketing of Veltassa or any other products.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Merger Sub’s obligation to purchase Shares in the Offer and the closing of the Merger are subject to certain conditions, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be consummated.

The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary conditions, including (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then owned by Merger Sub, represent at least a majority of all then outstanding Shares, and (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger, including (i) Merger Sub’s irrevocable acceptance for payment of all of the Shares validly tendered and not validly withdrawn pursuant to the Offer and (ii) the absence of any law or order making illegal, prohibiting or otherwise preventing the closing of the Merger.

These conditions to Merger Sub’s acceptance of Shares for payment in the Offer and the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be consummated.  These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to the Current Report on Form 8-K filed with the SEC on July 21, 2016.

We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

In addition, if the Offer is not consummated by December 15, 2016, either we or Galenica may choose to terminate the Merger Agreement.  In addition, we or Galenica may elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger.  If the Merger Agreement is terminated under certain circumstances, we would be required to pay Galenica a termination fee equal to $49.0 million.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not consummated, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•

Matters relating to the Merger have required and will continue to require substantial commitments of time and resources by our management and some of our employees, which could otherwise have been devoted to the ongoing commercialization and marketing of Veltassa or any other products, progression of regulatory approvals outside of the U.S., ongoing research and development activities for Veltassa or any future product candidate, day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

•

We will be required to pay certain costs relating to the Merger, including legal, accounting, filing and other fees and mailing, financial printing and other expenses, whether or not the Merger is completed;

•

The current price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a material decline in the price of our common stock;

•	A failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•	We may experience negative reactions from our investors, customers, regulators, employees and collaboration partners (including from VFMCRP); and
•

The Merger Agreement places certain restrictions on the conduct of our business prior to the closing of the Merger without the consent of Galenica.  Such restrictions may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger.

In addition to the above risks, we may be required to pay Galenica a termination fee equal to $49.0 million, which may materially adversely affect our financial results. If the Merger is not consummated, these risks may materialize and may materially and adversely affect our business, financial results and share price.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and for our board of directors to change its recommendation that our stockholders accept the Offer and tender their Shares to Merger Sub pursuant to the Offer and, in specified circumstances, could require us to pay Galenica a termination fee of $49.0 million.

Under the Merger Agreement, until the consummation of the Merger or the termination of the Merger Agreement, we are restricted, subject to certain exceptions, in our ability to solicit, initiate, knowingly encourage, facilitate or assist any proposal, inquiry, indication of interest or offer that constitutes or could reasonably be expected to lead to a competing acquisition proposal.  Further, during such period, we are also restricted, subject to certain exceptions, in our ability to conduct, maintain, engage in or otherwise participate in any discussions or negotiations, or furnish non-public information to any third person with respect to any inquiry, proposal, indication of interest or offer that constitutes or could reasonably be expected to lead to a competing acquisition proposal.  Under certain circumstances, we may terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, if our board of directors (after consultation with our outside legal counsel and financial advisors) determines in good faith that such proposal is more favorable to our stockholders (taking into account any changes to the Merger Agreement proposed by Galenica within three business days of Galenica’s receipt of the terms of such proposal, or within two business days of Galenica’s receipt of any material amendment to such proposal) than the Offer and the Merger.  If our board of directors recommends such superior proposal to our stockholders but does not terminate the Merger Agreement, Galenica would be entitled to terminate the Merger Agreement.  Under these and certain other specified circumstances, we would be required to pay Galenica a termination fee equal to $49.0 million.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such a transaction, or might result in a third party proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable to Galenica in certain circumstances.

While the Merger is pending, we will be subject to business uncertainties that could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our company.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us.  Employee retention may be challenging during the pendency of the Merger, as certain of our employees may experience uncertainty about their future roles.  If our key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the Company or Galenica, our business could be seriously harmed.  In addition, the Merger Agreement restricts us from taking specified actions until the Merger occurs without the consent of Galenica.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger.

We and Galenica must obtain required approvals and governmental and regulatory consents to consummate the Merger, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of the Merger and result in additional expenditures of money and resources.

The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary conditions, including (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then owned by Merger Sub, represent at least a majority of all then outstanding Shares, and (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, the Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger, including (i) Merger Sub’s irrevocable acceptance for payment of all of the Shares validly tendered and not validly withdrawn pursuant to the Offer and (ii) the absence of any law or order making illegal, prohibiting or otherwise preventing the closing of the Merger.

We and Galenica can provide no assurance that all required approvals and consents will be obtained.  For example, private parties who may be adversely affected by the Merger and individual states may bring legal actions under the antitrust laws in certain circumstances.  Although we and Galenica believe that the consummation of the Merger would not violate any antitrust law, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be.  Such a challenge may delay or jeopardize the consummation of the Merger. We are not aware of any legal actions brought by private parties or individual states under the antitrust laws.

Further, no assurance can be given that our stockholders will tender a sufficient number of Shares to trigger Merger Sub’s obligation to purchase the Shares or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or clearances.   A governmental entity could also enact a law or order making illegal, prohibiting or otherwise preventing the closing of the Merger.  Any of these and other circumstances could result in a failure to consummate the Merger.

Our directors and officers may have interests in the Merger different from the interests of our stockholders.

Certain of our directors and executive officers negotiated the terms of the Merger Agreement, and our board of directors approved the Merger Agreement and recommended that our stockholders accept the Offer and tender their Shares to Merger Sub pursuant to the Offer.  These directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders generally.  These interests include, but are not limited to, the treatment in the Merger of stock options, restricted stock units, change of control employment agreements and other rights held by our directors and executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses to our directors and officers.  Our stockholders should be aware of these interests when they consider our board of directors’ recommendation that they accept the Offer and tender their Shares to Merger Sub pursuant to the Offer.

Our board of directors was aware of these interests when it determined that it was in the best interests of the Company and our stockholders to enter into the Merger Agreement, approved the Merger Agreement and recommended that our stockholders accept the Offer and tender their Shares to Merger Sub pursuant to the Offer.

Because the Merger Consideration to be paid to our stockholders is a fixed amount of cash per share of our common stock and does not include the issuance of any Galenica securities, our stockholders will not realize any potential future gains from the post-Merger combined business.

The amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.  Upon consummation of the Merger, our stockholders will have no ongoing equity participation in the Company and they will cease to participate in the Company’s future earnings or growth, if any, or to benefit from increases, if any, in the value of the Company’s common stock, and will not participate in any potential future sale of the Company to a third party or any potential recapitalization of the Company.

We will incur direct and indirect costs as a result of the Merger.

We will incur substantial expenses in connection with and as a result of completing the Merger. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

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
•

the timely review of the Marketing Authorization Application, or MAA, for Veltassa with the European Medicines Agency, or EMA, which Vifor Fresenius Medical Care Renal Pharma Ltd., or VFMCRP, submitted in April 2016;

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

In February 2016, we discussed the results of our Phase 1 DDI studies with the FDA. Based on the discussion, we submitted a supplemental NDA, or sNDA, to the FDA in May 2016 requesting a change to the prescribing information for Veltassa. We cannot predict whether this sNDA will result in a change to the prescribing information for Veltassa. We also cannot predict the commercial impact our Phase 1 DDI studies or a change in the prescribing information, if any, will have on Veltassa.

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

The pharmaceutical market is highly competitive and dynamic, and is characterized by rapid and substantial technological development and product innovations. Veltassa has been approved for the treatment of hyperkalemia. While current options for the chronic management of hyperkalemia are limited, we compete against well-known treatment options, including sodium polystyrene sulfonate (e.g., Kayexalate®). In addition, there are potential new treatment options for hyperkalemia. In December 2015, AstraZeneca PLC completed its purchase of ZS Pharma, Inc., or ZS Pharma, and is developing a zirconium silicate particle to treat hyperkalemia referred to as sodium zirconium cyclosilicate, or ZS-9. The New Drug Application, or NDA, for ZS-9 was submitted to the FDA in May 2015, and the MAA for ZS-9 was submitted to the EMA in December 2015. Although the FDA issued a Complete Response Letter in May 2016 regarding the NDA for ZS-9, the FDA may approve ZS-9 in the future. Ardelyx, Inc. has announced that it is developing two treatments for hyperkalemia: a potassium-binding polymer based on polystyrene sulfonate and a potential drug to enhance potassium secretion. In order to compete successfully in this market, we will have to demonstrate that the treatment of hyperkalemia with Veltassa is a worthwhile alternative to existing or new therapies for hyperkalemia.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing and commercializing Veltassa, which is our only approved drug. We are not profitable and have incurred losses in each year since our inception in August 2007. We have only a limited operating history upon which to evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have generated only limited revenue from product sales. We continue to incur significant operating expenses related to our ongoing operations. Our net loss for the three months ended June 30, 2016 was approximately $83.6 million. As of June 30, 2016, we had an accumulated deficit of $622.8 million. We may continue to incur substantial operating losses even if we generate meaningful revenues from the sales of Veltassa. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, most of our resources have been dedicated to the nonclinical and clinical development of Veltassa. As of June 30, 2016, we had working capital of approximately $255.8 million and capital resources consisting of cash, cash equivalents and short-term investments of approximately $257.7 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue development and commercialization of Veltassa and develop any other product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and supply and sales and marketing. In addition, other unanticipated costs may arise. We believe that our existing cash, cash equivalents and short-term investments and anticipated revenues will be sufficient to fund our operations into the second quarter of 2017. However, our operating plan may change as a result of many factors, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We currently operate under a multi-year Manufacturing and Supply Agreement with Lanxess Corporation, or Lanxess, and a multi-year Manufacturing and Supply Agreement with DPx Fine Chemicals Austria GmbH & Co KG, or DPx Fine Chemicals, formerly DSM Fine Chemicals Austria NFG GMBH & Co. KG, for the manufacture and supply of drug substance. However, we do not currently have additional suppliers of drug substance under contract, and Lanxess is currently the only FDA-appproved drug substance supplier for Veltassa. In April 2016, we submitted a sNDA for DPx Fine Chemicals to be approved as a supplier of drug substance. In addition, we currently operate under a multi-year Supply Agreement with Patheon Inc., or Patheon, for the manufacture and supply of finished drug product. However, we do not have an alternative supplier of finished drug product under contract, and only Patheon has been approved by FDA as a finished drug product supplier for Veltassa. Lanxess and Patheon are currently manufacturing our commercial supply of Veltassa.

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

As of June 30, 2016, we had 429 full-time employees, which includes 295 employees who joined in 2015. We will need to manage the significant and rapid growth of our organization, including a geographically dispersed national customer-facing team, and the integration and retention of new personnel. If we are unable to manage our significant growth and retain our new personnel, then our business may be materially harmed.

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

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office, or the USPTO, to determine which party is entitled to a patent on the disputed invention. Two oppositions have been filed in the European Patent Office challenging European Patent No. 2365988 by Hexal AG and Teva.  We plan to defend this patent, but we cannot be certain of the outcome of such proceedings and we may lose patent term in Europe. We may also become involved in other opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

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

We have a registered trademark for Veltassa in the United States, and trademark applications in numerous foreign countries, many of which have been approved and many of which are under examination. Our trademark applications for Veltassa outside the United States may be rejected during trademark registration proceedings. We are given an opportunity to respond to those rejections, but we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. And regardless of any application or registration, third parties may object to our use of Veltassa if they were to have legitimate prior conflicting rights. Moreover, any name we propose to use with any product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As of June 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 47% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may believe are in their best interest.

Sales of a substantial number of shares of our common stock in the public market, or short sales of our common stock, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, including after the lapse any legal restrictions on resale, the trading price of our common stock could decline. We have outstanding a total of approximately 44.8 million shares of common stock.

In addition, as of June 30, 2016, approximately 10.3 million shares of common stock that are either subject to outstanding options, issuable upon vesting of outstanding restricted stock units, reserved for future issuance under our equity incentive plans or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On August 1, 2016, we appointed Monte R. Montgomery as our Chief Accounting Officer.  Mr. Montgomery will continue to serve as our Vice President, Finance and, effective as of August 1, 2016, he began serving as our principal accounting officer.

Mr. Montgomery, age 44, has served as our Vice President, Finance since February 2014, and as our Executive Director, Finance from February 2013 to February 2014.  Prior to joining the company, Mr. Montgomery served as Director, Finance at Amgen, Inc., a pharmaceutical company, or Amgen, from July 2012 to December 2012, following Amgen’s acquisition of KAI Pharmaceuticals, Inc., a pharmaceutical company, or KAI.  Prior to Amgen, Mr. Montgomery served as Executive Director, Finance at KAI from October 2008 to July 2012.

In connection with his appointment to Chief Accounting Officer, Mr. Montgomery entered into our standard form of indemnification agreement which generally requires us, among other things, to indemnify Mr. Montgomery against liabilities that may arise by reason of his status as an officer of the company, other than liabilities arising from willful misconduct.

Item 6.  Exhibits

Exhibit Number		Incorporated by Reference			Provided Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/20/2013	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2015	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/17/2013	4.2

4.3	Warrant to purchase common stock issued to Silicon Valley Bank in connection with the equipment line of credit pursuant to the Loan and Security Agreement, dated as of July 30, 2008, by and between Silicon Valley Bank and Relypsa, Inc.	S-1	9/27/2013	4.4

4.4	Form of warrant to purchase common stock in connection with the Amended and Restated Loan and Security Agreement, dated as of May 30, 2014, by and among Oxford Finance LLC, Silicon Valley Bank and Relypsa, Inc.	8-K	6/2/2014	4.1

4.5	Form of Common Stock Purchase Warrant issued in connection with Credit Agreement, dated as of April 27, 2016, by and among Athyrium Opportunities II Acquisition LP, Healthcare Royalty Partners III, L.P., Cantor Fitzgerald Securities and Relypsa, Inc.	8-K	5/3/2016	4.1

10.1	Credit Agreement, dated as of April 27, 2016, by and among Athyrium Opportunities II Acquisition LP, Healthcare Royalty Partners III, L.P., Cantor Fitzgerald Securities and Relypsa, Inc.				X

10.2†	Amendment No. 1 to the Manufacturing and Supply Agreement, effective as of June 21, 2016, by and between Lanxess Corporation and Relypsa, Inc.				X

10.3†	Settlement Agreement and Mutual General Release, dated as of June 21, 2016, by and between Lanxess Corporation and Relypsa, Inc.				X

31.1	Certification of Chief Executive Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer of Relypsa, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).				X

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

Relypsa, Inc.

August 4, 2016	By:	/s/ Kristine M. Ball
Senior Vice President and Chief Financial Officer (Principal Financial Officer)